Form 10-Q
period 1998-06-30
CARLINVILLE NATIONAL BANK SHARES INC/DE
filed 1998-09-28
CIK 753745

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 1998



/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transaction period from __________ to __________

                      Commission File Number:  333-57917

                    CARLINVILLE NATIONAL BANK SHARES, INC.
                    --------------------------------------
            (Exact name of Registrant as specified in its charter)



          DELAWARE                                   37-1125050
---------------------------------      ---------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification Number)
 of incorporated or organization)


         WEST SIDE SQUARE, CARLINVILLE, ILLINOIS      62626
         --------------------------------------------------
     (Address of principal executive offices)       (Zip Code)


                               (217) 854-2674
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      No   X  .*
                                               -----   -------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 1998, the registrant had outstanding 186,498 shares of common stock, $1.00 par value per share.


_____________________________
* Issuer became subject to the periodic reporting requirements of the Securities Exchange Act of 1934 on August 12, 1998, the effective date of the Issuer's Form S-4 Registration Statement.

                    CARLINVILLE NATIONAL BANK SHARES, INC.

                          FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS


                                                               Page
                                                              Number
                                                              ------
                                    PART I

Item 1.   Financial Statements (unaudited)                      1
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   8


                                    PART II

Item 1.   Legal Proceedings                                    28
Item 2.   Changes in Securities                                28
Item 3.   Defaults Upon Senior Securities                      28
Item 4.   Submission of Matters to a Vote of Security Holders  28
Item 5.   Other Information                                    29
Item 6.   Exhibits and Reports on Form 8-K                     29

Form 10-Q Signature Page                                       30

                        PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

            CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                 Interim Condensed Consolidated Balance Sheets

                      June 30, 1998 and December 31, 1997

                                  (unaudited)

                                                                           June 30,          December 31,
ASSETS                                                                      1998                 1997
------                                                                   ------------        ------------
Cash and due from banks                                                 $   3,623,609       $   4,803,829
Federal funds sold                                                         11,019,000           8,429,000
Investments in debt and equity securities:
 Available-for-sale, at fair value                                         44,546,949          44,142,416
 Held-to-maturity, at amortized cost (approximate fair
 value of $16,070,000 and $19,238,450 at June 30, 1998 and
 December 31, 1997, respectively)                                          15,405,530          18,875,321

Loans                                                                     118,303,459         111,925,209
 Less:
   Unearned discount                                                          (35,764)            (47,060)
   Reserve for possible loan losses                                          (915,370)         (1,098,038)
                                                                         ------------        ------------
       Net loans                                                          117,352,325         110,780,111
                                                                         ------------        ------------
Bank premises and equipment, net                                            2,324,705           2,421,358
Accrued interest receivable                                                 2,545,933           2,619,870
Intangible assets                                                           3,718,186           3,855,584
Other assets                                                                1,193,431           1,253,401
                                                                         ------------        ------------
                                                                        $ 201,729,668       $ 197,180,890
                                                                         ------------        ------------
                                                                         ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing deposits                                            $  17,126,508       $  16,442,262
Interest-bearing deposits                                                 157,262,736         151,172,610
                                                                         ------------        ------------
   Total deposits                                                         174,389,244         167,614,872
Short-term borrowings                                                       4,753,897           7,932,881
Accrued interest payable                                                    1,029,999             966,818
Other liabilities                                                             464,453             232,684
                                                                         ------------        ------------
   Total liabilities                                                      180,637,593         176,747,255
                                                                         ------------        ------------
Commitments and contingencies
Stockholders' equity:
 Common stock, $1 par value; 310,000 shares
   authorized at June 30, 1998, 210,000 shares
   authorized at December 31, 1997; 200,000 shares
   issued                                                                     200,000             200,000
 Surplus                                                                      270,464             270,464
 Retained earnings                                                         20,582,809          19,758,353
 Accumulated other comprehensive income - unrealized
   holding gains and losses on available-for-sale
   securities, net of tax                                                     359,890             525,906
 Treasury stock at cost - 13,502 shares                                      (321,088)           (321,088)
                                                                         ------------        ------------
   Total stockholders' equity                                           $  21,092,075          20,433,635
                                                                         ------------        ------------
                                                                        $ 201,729,668       $ 197,180,890
                                                                         ------------        ------------
                                                                         ------------        ------------

See accompanying notes to interim condensed consolidated financial statements.

            CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

 Interim Condensed Consolidated Statements of Income and Comprehensive Income

               Three and six months ended June 30, 1998 and 1997

                                  (unaudited)

                                                                         Three Months Ended          Six Months Ended
                                                                             June 30,                    June 30,
                                                                         ------------------          -----------------
Interest income:                                                          1998          1997           1998          1997
                                                                          ----          ----           ----          ----
 Interest and fees on loans                                         $  2,569,521  $  2,346,969   $  5,061,209  $  4,406,430
 Interest and dividends on debt and equity securities:
   Taxable                                                               710,394       845,083      1,443,265     1,629,494
   Exempt from Federal income taxes                                      177,889       192,041        354,728       379,741
 Interest on short-term investments                                      198,089       131,181        351,192       313,234
                                                                    ------------  ------------    -----------   -----------
  Total interest income                                                3,655,893     3,515,274      7,210,394     6,728,899
                                                                    ------------  ------------    -----------   -----------
Interest expense:
 Interest on deposits                                                  1,934,606     1,738,664      3,765,148     3,348,529
 Interest on short-term borrowings                                       103,097       124,166        211,874       250,232
                                                                    ------------  ------------    -----------   -----------
  Total interest expense                                               2,037,703     1,862,830      3,977,022     3,598,761
                                                                    ------------  ------------    -----------   -----------
  Net interest income                                                  1,618,190     1,652,444      3,233,372     3,130,138
Provision for possible loan losses                                       180,000         -            210,000         -
                                                                    ------------  ------------    -----------   -----------
  Net interest income after provision
   for possible loan losses                                            1,438,190     1,652,444      3,023,372     3,130,138
                                                                    ------------  ------------    -----------   -----------
Noninterest income:
 Service charges on deposit accounts                                     138,873       116,981        270,012       219,263
 Income from fiduciary activities                                         46,559        58,653         84,496        90,738
 Net security sale gains                                                 173,426             -        308,854        19,663
 Net gain on sale of mortgage loans                                       44,399        16,052         68,538        16,052
 Other noninterest income                                                 89,359        64,049        178,477       128,507
                                                                    ------------  ------------    -----------   -----------
  Total noninterest income                                               492,616       255,735        910,377       474,223
                                                                    ------------  ------------    -----------   -----------
Noninterest expense:
 Salaries and employee benefits                                          654,002       593,811      1,299,428     1,165,520
 Occupancy and equipment expense                                         192,394       167,174        356,451       330,828
 Legal and professional fees                                              11,922        14,005         29,616        46,881
 Postage, printing and supplies                                           53,785        64,526        128,234       143,420
 FDIC insurance expense                                                    9,532        24,756         16,488        47,610
 Amortization of intangible assets                                        68,698        59,048        137,397       109,583
 Other noninterest expense                                               252,364       219,941        472,403       431,641
                                                                    ------------  ------------    -----------   -----------
  Total noninterest expense                                            1,242,697     1,143,261      2,440,017     2,275,483
                                                                    ------------  ------------    -----------   -----------
  Income before applicable income taxes                                  688,109       764,918      1,493,732     1,328,878
Applicable income taxes                                                  172,772       206,108        398,854       341,264
                                                                    ------------  ------------    -----------   -----------
  Net income                                                             515,337       558,810      1,094,878       987,614
                                                                    ------------  ------------    -----------   -----------

Other comprehensive income (loss), before tax:
 Net unrealized gains (losses) on available-for-sale securities         (63,068)       443,873         56,815       199,099
 Less reclassification adjustment for gains included in net income     (172,926)             -      (308,354)      (19,663)
                                                                    ------------  ------------    -----------   -----------
  Other comprehensive income (loss), before tax                        (235,994)       443,873      (251,539)       179,436
Income tax related to items of other comprehensive income (loss)        (80,243)       111,525       (85,523)        61,008
                                                                    ------------  ------------    -----------   -----------
  Other comprehensive income (loss), net of tax                        (155,751)       332,348      (166,016)       118,428
                                                                    ------------  ------------    -----------   -----------
  Total comprehensive income                                        $    359,586  $    891,158    $   928,862  $  1,106,042
                                                                    ------------  ------------    -----------   -----------
                                                                    ------------  ------------    -----------   -----------

Net income per common share:
 Average common shares outstanding                                       186,498       186,498        186,498       186,283
                                                                    ------------  ------------    -----------   -----------
                                                                    ------------  ------------    -----------   -----------

 Net income per common share                                        $       2.76  $       3.00    $      5.87       $  5.30
                                                                    ------------  ------------    -----------   -----------
                                                                    ------------  ------------    -----------   -----------

See accompanying notes to interim condensed consolidated financial statements.

             CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

        Interim Condensed Consolidated Statements of Stockholders' Equity

                     Six months ended June 30, 1998 and 1997

                                   (unaudited)

                                                                                                                             Total
                                                                                                       Accumulated          stock-
                                                Common                    Retained       Treasury    other compre-        holders'
                                                 stock      Surplus       earnings          stock   hensive income          equity
                                                 -----      -------       --------          -----   --------------          ------
Balance at December 31, 1996                $  200,000   $  224,732  $ 18,420,545    $  (335,356)        $  75,858   $  18,585,779

Issuance of 600 shares from treasury              -          45,732         -             14,268                            60,000

Net income                                        -            -          987,614            -                             987,614

Cash dividends paid - $1.35 per share             -            -         (251,774)           -                -           (251,774)

Unrealized gains (losses) on
  available-for-sale securities,
  net of related tax effect                       -            -            -                -             118,428         118,428
                                           -----------   ----------  -------------   -----------        ----------   -------------

Balance at June 30, 1997                    $  200,000   $  270,464  $  19,156,385   $  (321,088)       $  194,286   $  19,500,047
                                           -----------   ----------  -------------   -----------        ----------   -------------
                                           -----------   ----------  -------------   -----------        ----------   -------------

Balance at December 31, 1997                $  200,000   $  270,464  $  19,758,353   $  (321,088)       $  525,906   $  20,433,635

Net income                                        -            -         1,094,878          -                -           1,094,878

Cash dividends paid - $1.45 per share             -            -          (270,422)         -                -            (270,422)

Unrealized gains (losses)
  on available-for-sale securities,
  net of related tax effect                       -            -          -                 -             (166,016)       (166,016)
                                           -----------   ----------  -------------   -----------        ----------   -------------

Balance at June 30, 1998                    $  200,000   $  270,464  $  20,582,809   $  (321,088)       $  359,890   $  21,092,075
                                           -----------   ----------  -------------   -----------        ----------   -------------
                                           -----------   ----------  -------------   -----------        ----------   -------------


See accompanying notes to interim condensed consolidated financial statements.

            CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

            Interim Condensed Consolidated Statements of Cash Flows

                    Six months ended June 30, 1998 and 1997

                                  (unaudited)

                                                                          1998               1997
                                                                          ----               ----
Cash flows from operating activities:
 Net income                                                         $  1,094,878            987,614
 Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                          329,003            326,615
  Provision for possible loan losses                                     210,000              --
  Decrease in accrued interest receivable                                 73,937            167,089
  Net gains on security sales and calls                                 (308,854)           (19,663)
  Increase in accrued interest payable                                    63,181             12,510
  Other operating activities, net                                        377,756            454,842
                                                                    ------------        -----------
   Net cash provided by operating activities                           1,839,901          1,929,007
                                                                    ------------        -----------
Cash flows from investing activities:
 Net cash and cash equivalents received from acquisitions                 --              5,575,404
 Proceeds from calls and maturities of and principal
    payments on debt securities:
  Available-for-sale                                                  13,231,645          3,525,393
  Held-to-maturity                                                     2,978,262          2,217,685
 Proceeds from sale of securities                                        709,312          1,556,987
 Purchases of debt and equity securities:
  Available-for-sale                                                 (13,831,001)       (14,503,965)
  Held-to-maturity                                                        --               (460,682)
 Net increase in loans                                                (6,782,214)        (1,455,778)
 Purchases of bank premises and equipment, net                           (61,091)          (161,626)
                                                                    ------------        -----------
   Net cash used in investing activities                              (3,755,087)        (3,706,582)
                                                                    ------------        -----------
Cash flows from financing activities:
 Net increase in deposits                                              6,774,372          1,541,390
 Net increase (decrease) in short-term borrowings                     (3,178,984)         2,525,863
 Proceeds from note payable                                                --             1,750,000
 Principal payment on note payable                                         --            (1,750,000)
 Cash dividends paid                                                    (270,422)          (251,774)
 Sale of treasury stock                                                       --             60,000
                                                                    ------------        -----------
   Net cash provided by financing activities                           3,324,966          3,875,479
                                                                    ------------        -----------
   Net increase in cash and cash equivalents                           1,409,780          2,097,904
Cash and cash equivalents at beginning of year                        13,232,829          8,128,650
                                                                    ------------        -----------
Cash and cash equivalents at end of year                            $ 14,642,609         10,226,554
                                                                    ------------        -----------
                                                                    ------------        -----------

Supplemental information - cash paid for:
 Interest                                                           $  3,913,841          3,302,424
 Income taxes                                                            204,500            388,835
                                                                    ------------        -----------
                                                                    ------------        -----------

See accompanying notes to interim condensed consolidated financial statements.

            CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

          Notes to Interim Condensed Consolidated Financial Statements

                                 (unaudited)


NOTE 1 - BASIS OF PRESENTATION

Carlinville National Bank Shares, Inc. (the "Company") provides a full range of banking services to individual and corporate customers throughout Macoupin, Montgomery, Christian, and Sangamon counties of central Illinois, through the five locations of its wholly-owned subsidiary banks, Carlinville National Bank and Palmer Bank (the "Banks"). The Company and the Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout the central Illinois area. Additionally, the Company and the Banks are subject to the regulations of certain Federal and state agencies and undergo periodic examinations by those regulatory agencies. The Company also maintains a nonbanking subsidiary which operates a tax return preparation service. The operations of the nonbanking subsidiary are not material to the Company's consolidated results of operations.

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions outlined in Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997.

NOTE 2 - IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. FAS 130 defines comprehensive income as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period, except those resulting from investments by and distributions to owners.

FAS 130 requires that all items that are required to be recognized as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the consolidated balance sheet.

FAS 130 is effective for fiscal years beginning after December 31, 1997, with reclassification of financial statements of earlier periods required for comparative purposes. The accompanying interim condensed consolidated financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 have been prepared in accordance with FAS 130.

            CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

          Notes to Interim Condensed Consolidated Financial Statements

                                 (unaudited)


Earnings per common share is based on the weighted average number of common shares outstanding during each year.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which amends existing accounting requirements and establishes standards for computing and presenting earnings per share for entities with publicly-held common stock or potential common stock. FAS 128 simplifies the standards for computing earnings per share, replacing the presentation of primary earnings per share with basic earnings per share, which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. FAS 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity.

FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period earnings per share information presented. At June 30, 1998 and 1997, the Company did not maintain a complex capital structure as defined by FAS 128.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 125, "Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125"), on January 1, 1997. FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. FAS 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of FAS 125 did not have a material impact on the Company's financial position, results of operations, or liquidity.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("FAS 129") which establishes standards for disclosing information about an entity's capital structure. FAS 129 is effective for financial statements for periods ending after December 15, 1997. Since FAS 129 is a disclosure requirement, it will have no impact on the Company's consolidated financial position and results of operations.

NOTE 3 - ACQUISITIONS AND PENDING MERGERS

Effective January 24, 1997, the Company purchased 100% of the outstanding capital stock of Lincoln Trail Bancshares, Inc. ("Lincoln Trail"), which owned 100% of the outstanding common stock of Palmer Bank in Taylorville, Illinois, in exchange for cash of $3,045,984. Total consolidated assets of Lincoln Trail at January 24, 1997 were approximately $35.4 million. The

            CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

          Notes to Interim Condensed Consolidated Financial Statements

                                 (unaudited)


acquisition has been accounted for as a purchase transaction and, accordingly, the consolidated operations of Lincoln Trail from January 24, 1997 forward are included in the consolidated results of operations of the Company. The excess of cost over the fair value of net assets acquired, which amounted to $2,048,407, is being amortized on a straight line basis over 15 years.

The fair value of the consolidated net assets acquired from Lincoln Trail at January 24, 1997 were as follows:


     Cash and due from banks                                    $   983,388
     Federal funds sold                                           7,638,000
     Investment securities                                        3,477,228
     Loans, net                                                  21,659,223
     Premises and equipment                                       1,055,763
     Other assets                                                   560,849
                                                                -----------
       Total assets                                              35,374,451
                                                                -----------
     Deposits                                                    33,920,247
     Other liabilities                                              456,627
                                                                -----------
       Total liabilities                                         34,376,874
                                                                -----------
       Net assets acquired                                          997,577
     Cost of acquisition                                          3,045,984
                                                                -----------
     Excess of cost over fair value of net assets acquired      $ 2,048,407
                                                                -----------
                                                                -----------

On March 27, 1998, the Company entered into a definitive agreement to acquire all of the outstanding common stock of Shipman Bancorp, Inc. ("Shipman") and its wholly-owned subsidiary, Citizens State Bank in Shipman, Illinois, which had total consolidated assets of approximately $50 million at December 31, 1997. The transaction involves an exchange of two shares of Company common stock or cash of $190 per share for each share of Shipman common stock, provided that at least 70% of the Shipman common shares are exchanged for Company common stock. Using the value derived from the $190 per share cash price for Shipman, the transaction is valued at approximately $6,100,000.
The merger has received all of the necessary approvals from the various regulatory authorities and Shipman shareholders, and is expected to close early in the fourth quarter of 1998. The transaction will be accounted for as a purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

  Carlinville National Bank Shares, Inc. (the "Company") provides a full range of financial services throughout Macoupin, Montgomery, Christian, and Sangamon counties in central Illinois. The following discussion more fully explains the changes in financial condition and results of operations for the first six months of 1998 compared to the first six months of 1997, and for the second quarter of 1998 compared to the second quarter of 1997. Such information is provided on a consolidated basis for the Company, its two wholly-owned banking subsidiaries (Carlinville National Bank and Palmer Bank, referred to collectively as the "Banks"), and its wholly-owned nonbanking subsidiary, Carlinville Tax Service, Inc.

NET INCOME

  The Company had net income of $1,094,878 for the six months ended June 30, 1998, compared with $987,614 for the six months ended June 30, 1997, representing an increase of $107,264 (10.86%). Net income per common share for the first six months of 1998 was $5.87 per share, an increase of $0.57 (10.75%) over the $5.30 per share amount for the first six months of 1997.

  The Company had net income of $515,337 for the three months ended June 30, 1998, which represented a decrease of $43,473 (7.78%) from the $558,810 earned for the three months ended June 30, 1997. Net income per common share was $2.76 per share for the second quarter of 1998, compared with $3.00 per share for the second quarter of 1997.

NET INTEREST INCOME

  The Company's net interest income increased by $103,234 (3.30%) to $3,233,372 for the first six months of 1998 from the $3,130,138 recorded for the first six months of 1997. The net interest margin for the two periods was comparable, with a net interest margin of 3.64% recorded for the first six months of 1998, and 3.70% recorded for the first six months of 1997. The Company's net interest income for the second quarter of 1998 decreased $34,254 (2.07%) to $1,618,190 from the $1,652,444 earned for the second quarter of 1997. The net interest margins for the second quarters of 1998 and 1997 were 3.57% and 3.83%, respectively.

  The reduction in the Company's net interest margin was due primarily to the Company's acquisition activities in December 1996 and January 1997. On December 13, 1996, the Company's banking subsidiary, Carlinville National Bank (the "Carlinville Bank"), purchased certain of the assets and assumed the liabilities of a branch facility (the "Hillsboro Branch") in Hillsboro, Illinois from an unaffiliated regional banking group. Approximately five weeks later, on January 24, 1997, the Company purchased all of the outstanding capital stock of Lincoln Trail Bancshares, Inc. ("Lincoln Trail") and its wholly-owned banking subsidiary, Palmer Bank in Taylorville, Illinois. As more fully discussed below, these acquisitions significantly changed the composition of the Company's balance sheet and mix of interest-earning assets and interest bearing liabilities, providing significantly more deposits than loans, with a significant percentage of the acquired deposits included in higher-rate certificates of deposits. Additionally, with the wave of large bank mergers occurring in the Company's market area for the past several years, the Company has had the opportunity to expand its deposit base, as many banking customers have found the level of personal service at the larger non-locally-owned consolidated banks diminished, and have sought banking relationships with community banks such as Carlinville Bank and Palmer Bank. This deposit base expansion has not come without a cost, however, as the competition among community banks, as well as the larger consolidated banks seeking to retain their customers, has resulted in a higher level of interest rates on deposits, despite the relatively low interest rate environment in which the Company and all financial institutions have been operating for several years. The Company's primary goal in achieving a higher net interest margin is to deploy these new deposits into quality loans, which is the Company's highest earning asset. The Company's average loan-to-deposit ratio for the first six months of 1998 was 67.05%, compared with 62.50% for the first six months of 1997.

  As reflected in the tables below, average earning assets for the first six months of 1998 increased by $8,725,051 (4.85%) to $188,630,239, from the
$179,905,188 of average earning assets for the first six months of 1997. The percentage of average earning assets comprised of loans, increased to 61.29% for the first six months of 1998, from 56.16% for the first six months of 1997.

  Average earning assets for the second quarter of 1998 increased $9,483,749 (5.21%) to $191,536,691 from the $182,052,942 of average earning assets for the second quarter of 1997. The percentage of average earning assets comprised of loans, increased to 61.51% for the second quarter of 1998, from 57.80% for the second quarter of 1997.

  The increase in loans in 1998 resulted from the Company's ability to make larger commercial loans to individuals and small businesses in its market area, with the increased lending limit available to a larger banking organization resulting from the Company's recent acquisitions. Additionally, loan growth occurred from new banking relationships with customers moving their business out of the larger non-locally-owned consolidated banking institutions in the Company's market area. Also, when the Company purchased Lincoln Trail in January 1997, Palmer Bank had significant problems in its loan portfolio. As the Company has worked out of such problems, Company management has been able to concentrate more of its efforts on increasing the loan portfolio in its new markets.

  With the acquisition of the Hillsboro Branch in December 1996, the Company assumed approximately $24.4 million of deposits and acquired approximately $318,000 of loans. The net cash received of approximately $22 million was invested at that time in taxable debt securities, many of which were callable in late 1997 or early 1998. With the favorable interest rate environment which has existed for the past several years, coupled with the current strong bond market, many of these securities have been called or have matured. Average taxable investment securities for the first six months of 1998 declined $6,189,246 (11.43%) to $47,956,362 from the average taxable investment securities for the first six months of 1997 of $54,145,608. While the average yield on such securities remained consistent at 6.07% for the two periods, this decline in volume resulted in a decrease of the interest income thereon of $186,229 for the first six months of 1998, from the interest income earned thereon for the first six months of 1997.

  Average taxable investment securities for the second quarter of 1998 declined $5,983,764 (11.22%) to $47,364,928 from the average taxable investment securities for the second quarter of 1997 of $53,348,692. The average yield on such investments also declined in the second quarter of 1998, as compared with the second quarter of 1997, dropping 33 basis points to 6.02%, reflecting the interest rate environment prevalent in the current bond market. The combination of decreased volume and rate on taxable investment securities for the comparable second quarter periods resulted in a decrease in interest income of $134,689.

  The Company's level of Federal funds sold is directly attributable to the level of securities sold under repurchase agreements maintained with certain customers of the Carlinville Bank. These customers invest on a short-term basis, generally overnight, in securities sold under repurchase agreements by the Carlinville Bank, thus providing a return on their excess funds. These funds are invested by the Carlinville Bank in Federal funds sold to match the maturities of the repurchase agreements, with the Carlinville Bank generally earning approximately 50 basis points on each transaction. As the excess funds of these customers fluctuate, so too has the Company's overall level of Federal funds sold. The acquisitions of Lincoln Trail and the Hillsboro Branch facility have also provided additional liquidity, as has the increased deposit levels and the lack of more attractive investment options in the current bond market.

  Following is a summary of the average balances and weighted average interest rates earned or paid on Federal funds sold and securities sold under repurchase agreements for the first six months of 1998 and 1997:

                                           First Six Months
                            ---------------------------------------------------
                                      1998                     1997
                            ---------------------------------------------------
                               Average     Average       Average     Average
                               Balance       Rate        Balance       Rate
                               -------     -------       -------     --------
Federal funds sold           $12,956,437     5.47%    $12,250,464      5.16%
Securities sold under
   repurchase agreements       7,966,972     4.98%      8,824,299      4.63%
                             -----------     ----     -----------      ----
                             -----------     ----     -----------      ----


  Company management believes this cash management service will continue at a consistent level, and the levels of additional Federal funds (over and above the level of securities sold under repurchase agreements) will eventually be invested in higher yielding loans and investment securities.

  The Company experienced an increase in its cost of funds for the first six months of 1998, as compared with the first six months of 1997. The average cost of funds was 4.88% for the first six months of 1998, and 4.62% for the first six months of 1997. This increase is even more pronounced when comparing the second quarter of 1998 (with an average cost of funds of 4.91%) with the second quarter of 1997 (with an average cost of funds of 4.70%). Average interest-bearing deposits for the first six months of 1998 increased $9,602,768 (6.57%) to $155,810,824 from the level of $146,208,056 for the first six months of 1997. Average interest-bearing deposits for the second quarter of 1998 increased $8,738,530 (5.85%) to $158,176,172 from the level of $149,437,642 for the second quarter of 1997. The increases in interest-bearing deposits from 1997 to 1998 has resulted from depositors moving from financial institutions which have been sold or are in process of being sold to larger, non-locally based financial institutions, as customers are seeking more personal service than that offered by the larger banking institutions.

  The Company's increase in its cost of funds is equally attributable to the composition of its deposit mix, as the Company's banking subsidiaries have experienced a general shift in deposits similar to most Midwestern financial institutions, with certificates of deposits comprising a growing proportion of its deposits. Following is an analysis of the change in average deposit composition for the first six months of 1998 and 1997, and the second quarters of 1998 and 1997:


                                           As a Percentage of Average Deposits
                                                    First Six Months
                                           -----------------------------------
                                                    1998           1997
                                                    ----           ----
 Noninterest-bearing deposits                      9.63%         9.56%
 Interest-bearing transaction accounts             14.58         15.71
 Savings accounts                                  12.79         12.78
 Certificates of deposit:
   $100,000 and over                               10.27          7.93
   Under $100,000                                  52.73         54.02
                                                 -------       -------
                                                  100.00%       100.00%
                                                 -------        ------
                                                 -------        ------


                                                     Second Quarters
                                           -----------------------------------
                                                    1998          1997
                                                    ----          ----

 Noninterest-bearing deposits                      9.60%         9.49%
 Interest-bearing transaction accounts             14.39         15.32
 Savings accounts                                  12.77         12.91
 Certificates of deposit:
   $100,000 and over                               10.56          7.94
   Under $100,000                                  52.68         54.34
                                                 -------       -------
                                                  100.00%       100.00%
                                                 -------       -------
                                                 -------       -------

  In addition to the interest paid on securities sold under repurchase agreements, the Company also incurred interest on other short-term borrowings of $15,194 and $47,620, for the first six months of 1998 and 1997, respectively, and $7,270 and $17,613, for the second quarters of 1998 and 1997, respectively. These generally consist of borrowings under the Federal Reserve Bank's treasury, tax and loan note option. Additionally, during the first six months of 1997, the Company borrowed $1,750,000 from an unaffiliated financial institution for approximately three months to temporarily assist in funding the Lincoln Trail acquisition. This short-term borrowing was repaid from additional dividends paid by the Carlinville Bank to the Company in April, 1997.

  The following tables shows the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and stockholders' equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on each category of interest-bearing liabilities for each of the periods reported.

                                                                        First Six Months of 1998
                                                         ---------------------------------------------------
                                                                         Percent      Interest       Average
                                                          Average        of Total      Income/        Yield/
                                                          Balance         Assets       Expense        Rate
                                                         --------        --------     --------       --------
ASSETS
Earning assets:
 Loans (1) (2) (3)                                 $  115,608,864         56.78%     $ 5,095,997      8.89%
 Investment securities, at amortized cost:
  Taxable                                              47,956,362         23.55        1,443,265      6.07
  Nontaxable (3)                                       12,108,576          5.95          489,750      8.16
  Federal funds sold                                   12,956,437          6.36          351,192      5.47
                                                    -------------        ------      -----------
   Total earning assets                               188,630,239         92.64        7,380,204      7.89
                                                    -------------        ------      -----------      ----
                                                    -------------        ------      -----------      ----
Nonearning assets:
 Cash and due from banks                                4,958,055          2.44
 Reserve for possible loan losses                      (1,045,284)        (0.51)
 Premises and equipment                                 2,373,451          1.17
 Available-for-sale investment
  market valuation                                        733,974          0.36
 Other assets                                           7,964,438          3.90
                                                    -------------        ------
   Total nonearning assets                             14,984,634          7.36
                                                    -------------        ------
    Total assets                                    $ 203,614,873        100.00%
                                                    -------------        ------
                                                    -------------        ------

LIABILITIES
Interest-bearing liabilities:
 Interest-bearing transaction accounts              $  25,146,410         12.35%         328,744      2.64%
 Savings                                               22,056,317         10.83          357,026      3.26
 Time deposits of $100,000 or more                     17,701,531          8.69          492,547      5.61
 Other time deposits                                   90,906,566         44.65        2,586,831      5.74
 Securities sold under repurchase
  agreements                                            7,966,972          3.91          196,680      4.98
 Other short-term borrowings                              549,924          0.28           15,194      5.57
                                                    -------------        ------      -----------
   Total interest-bearing liabilities                 164,327,720         80.71        3,977,022      4.88
                                                                                     -----------      ----
                                                                                                      ----
Noninterest-bearing deposits                           16,602,187          8.15
Other liabilities                                       1,687,460          0.83
                                                    -------------        ------
    Total liabilities                                 182,617,367         89.69
SHAREHOLDERS' EQUITY                                   20,997,506         10.31
                                                    -------------        ------
 Total liabilities and shareholders' equity         $ 203,614,873        100.00%
                                                    -------------        ------
                                                    -------------        ------
 Net interest income/net yield
  on earning assets                                                                  $ 3,403,182      3.64%
                                                                                     -----------      ----
                                                                                     -----------      ----

                                                                   (Continued)

                                                                        First Six Months of 1997
                                                         ---------------------------------------------------
                                                                         Percent      Interest       Average
                                                          Average        of Total      Income/        Yield/
                                                          Balance         Assets       Expense        Rate
                                                         --------        --------     --------       --------
ASSETS
Earning assets:
 Loans (1) (2) (3)                                  $ 101,033,598         52.41%    $  4,424,784       8.83%
 Investment securities, at amortized cost:
  Taxable                                              54,145,608         28.08        1,629,494       6.07
  Nontaxable (3)                                       12,475,518          6.47          529,004       8.55
  Federal funds sold                                   12,250,464          6.36          313,234       5.16
                                                    -------------        ------      -----------
   Total earning assets                               179,905,188         93.32        6,896,516       7.73
                                                    -------------        ------      -----------      -----
                                                    -------------        ------      -----------      -----

Nonearning assets:
 Cash and due from banks                                4,865,445          2.52
 Reserve for possible loan losses                      (1,449,682)        (0.75)
 Premises and equipment                                 2,564,966          1.33
 Available-for-sale investment
  market valuation                                        (51,111)        (0.03)
 Other assets                                           6,957,426          3.61
                                                    -------------        ------
   Total nonearning assets                             12,887,044          6.68
                                                    -------------        ------
    Total assets                                    $ 192,792,232        100.00%
                                                    -------------        ------
                                                    -------------        ------

LIABILITIES
Interest-bearing liabilities:
 Interest-bearing transaction accounts              $  25,395,269         13.17%         335,083       2.66%
 Savings                                               20,657,818         10.72          315,300       3.08
 Time deposits of $100,000 or more                     12,812,654          6.65          341,153       5.37
 Other time deposits                                   87,342,315         45.30        2,356,993       5.44
 Securities sold under repurchase
  agreements                                            8,824,299          4.58          202,612       4.63
 Other short-term borrowings                            1,917,835          0.99           47,620       5.01
                                                    -------------        ------      -----------
   Total interest-bearing liabilities                 156,950,190         81.41        3,598,761       4.62
                                                                                     -----------      -----
                                                                                                      -----
Noninterest-bearing deposits                           15,450,423          8.01
Other liabilities                                       1,281,875          0.67
                                                    -------------        ------
    Total liabilities                                 173,682,488         90.09
SHAREHOLDERS' EQUITY                                   19,109,744          9.91
                                                    -------------        ------
 Total liabilities and shareholders' equity         $ 192,792,232        100.00%
                                                    -------------        ------
                                                    -------------        ------
 Net interest income/net yield
  on earning assets                                                                  $ 3,297,755       3.70%
                                                                                     -----------      -----
                                                                                     -----------      -----

                                                                   (Continued)

                                                                        Second Quarter of 1998
                                                         ---------------------------------------------------
                                                                         Percent      Interest       Average
                                                          Average        of Total      Income/        Yield/
                                                          Balance         Assets       Expense        Rate
                                                         --------        --------     --------       --------
ASSETS
Earning assets:
 Loans (1) (2) (3)                                 $  117,807,366          57.12%    $ 2,590,280       8.82%
 Investment securities, at amortized cost:
  Taxable                                              47,364,928          22.97         710,394       6.02
  Nontaxable (3)                                       12,169,254           5.90         245,747       8.10
  Federal funds sold                                   14,195,143           6.88         198,089       5.60
                                                   --------------        -------     -----------
   Total earning assets                               191,536,691          92.87       3,744,510       7.84
                                                   --------------        -------     -----------      -----
                                                                                                      -----

Nonearning assets:
 Cash and due from banks                                4,891,998           2.37
 Reserve for possible loan losses                        (982,096)         (0.48)
 Premises and equipment                                 2,348,140           1.14
 Available-for-sale investment
  market valuation                                        636,400           0.31
 Other assets                                           7,814,755           3.79
                                                   --------------        -------
   Total nonearning assets                             14,709,197           7.13
                                                   --------------        -------
    Total assets                                   $  206,245,888         100.00%
                                                   --------------        -------
                                                   --------------        -------

LIABILITIES
Interest-bearing liabilities:
 Interest-bearing transaction accounts              $  25,183,069          12.21%        160,162       2.55%
 Savings                                               22,350,759          10.84         184,395       3.31
 Time deposits of $100,000 or more                     18,460,106           8.95         260,666       5.66
 Other time deposits                                   92,182,238          44.70       1,329,383       5.78
 Securities sold under repurchase
  agreements                                            7,770,376           3.77          95,827       4.95
 Other short-term borrowings                              514,435           0.24           7,270       5.67
                                                   --------------        -------     -----------
   Total interest-bearing liabilities                 166,460,983          80.71       2,037,703       4.91
                                                                                     -----------      -----
                                                                                                      -----
Noninterest-bearing deposits                           16,792,492           8.14
Other liabilities                                       1,886,934           0.92
                                                   --------------        -------
    Total liabilities                                 185,140,409          89.77
SHAREHOLDERS' EQUITY                                   21,105,479          10.23
                                                   --------------        -------
 Total liabilities and shareholders' equity        $  206,245,888         100.00%
                                                   --------------        -------
                                                   --------------        -------
 Net interest income/net yield
  on earning assets                                                                  $ 1,706,807       3.57%
                                                                                     -----------      -----
                                                                                     -----------      -----

                                                                  (Continued)

                                                                        Second Quarter of 1997
                                                         ---------------------------------------------------
                                                                         Percent      Interest       Average
                                                          Average        of Total      Income/        Yield/
                                                          Balance         Assets       Expense        Rate
                                                         --------        --------     --------       --------
ASSETS
Earning assets:
 Loans (1) (2) (3)                                 $  105,224,434         53.87%    $  2,356,765       8.98%
 Investment securities, at amortized cost:
  Taxable                                              53,348,692         27.31          845,083       6.35
  Nontaxable (3)                                       12,261,370          6.28          267,917       8.76
  Federal funds sold                                   11,218,446          5.74          131,181       4.69
                                                   --------------       -------     ------------
   Total earning assets                               182,052,942         93.20        3,600,946       7.93
                                                   --------------       -------     ------------      -----
                                                                                                      -----

Nonearning assets:
 Cash and due from banks                                4,851,686          2.48
 Reserve for possible loan losses                      (1,156,634)        (0.59)
 Premises and equipment                                 2,506,645          1.28
 Available-for-sale investment
  market valuation                                        183,646          0.09
 Other assets                                           6,887,452          3.54
                                                   --------------       -------
   Total nonearning assets                             13,272,795          6.80
                                                   --------------       -------
    Total assets                                   $  195,325,737        100.00%
                                                   --------------       -------
                                                   --------------       -------

LIABILITIES
Interest-bearing liabilities:
 Interest-bearing transaction accounts             $   25,290,188         12.95%         177,246       2.81%
 Savings                                               21,307,569         10.91          161,351       3.04
 Time deposits of $100,000 or more                     13,110,332          6.71          175,144       5.36
 Other time deposits                                   89,729,553         45.94        1,224,923       5.48
 Securities sold under repurchase
  agreements                                            8,449,687          4.33          106,553       5.06
 Other short-term borrowings                            1,127,863          0.57           17,613       6.26
                                                   --------------       -------     ------------
   Total interest-bearing liabilities                 159,015,192         81.41        1,862,830       4.70
                                                                                    ------------      -----
                                                                                                      -----
Noninterest-bearing deposits                           15,663,919          8.02
Other liabilities                                       1,123,732          0.57
                                                   --------------       -------
    Total liabilities                                 175,802,843         90.00
SHAREHOLDERS' EQUITY                                   19,522,894         10.00
                                                   --------------       -------
 Total liabilities and shareholders' equity        $  195,325,737        100.00%
                                                   --------------       -------
                                                   --------------       -------
 Net interest income/net yield
  on earning assets                                                                  $ 1,738,116       3.83%
                                                                                     ------------      -----
                                                                                     ------------      -----

----------------------------------
(1)  Interest includes loan fees.

(2) Average balances include nonaccrual loans. The income on such loans is included in interest, but is recognized only upon receipt.

(3) Interest yields are presented on a tax-equivalent basis. Nontaxable income has been adjusted upward by the amount of Federal income tax that would have been paid if the income would have been taxable at a rate of 34%, adjusted downward by the disallowance of the interest cost to carry nontaxable loans and securities.

  The following tables set forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volumes and changes in yields/rates.

                                                                  FIRST SIX MONTH PERIODS
                                      ----------------------------------------------------------------------------------
                                                               Amount of Increase (Decrease)
                                      ----------------------------------------------------------------------------------
                                                 Change From 1997                           Change From 1996
                                                 to 1998 Due to                              to 1997 Due to
                                      ---------------------------------------   ----------------------------------------
                                          Volume         Yield/                    Volume       Yield/
                                           (1)          Rate (2)      Total          (1)        Rate (2)       Total
                                         -------        --------      -----        ------       --------       -----
INTEREST INCOME:
Loans                                  $  641,020     $  30,193   $  671,213   $  1,008,899    $  11,523    $  1,020,422
                                       ----------     ---------   ----------   ------------    ---------    ------------
Investment securities:
 Taxable                                 (186,229)          -       (186,229)       839,880       11,802         851,682
 Nontaxable                               (15,389)      (23,865)     (39,254)        34,840      (20,549)         14,291
                                       ----------     ---------   ----------   ------------    ---------    ------------
  Total interest securities              (201,618)      (23,865)    (225,483)       874,720       (8,747)        865,973
                                       ----------     ---------   ----------   ------------    ---------    ------------

Federal funds sold                         18,584        19,374       37,958        102,619      (10,261)         92,358
                                       ----------     ---------   ----------   ------------    ---------    ------------
  Total interest income                   457,986        25,702      483,688      1,986,238       (7,485)      1,978,753
                                       ----------     ---------   ----------   ------------    ---------    ------------

INTEREST EXPENSE:
Interest bearing transaction
 accounts                                  (3,587)       (2,752)      (6,339)       107,373          -           107,373
Savings                                    22,394        19,332       41,726         99,982        7,150         107,132
Time deposits of $100,000
 or more                                  135,521        15,873      151,394         29,762        2,285          32,047
Other time deposits                        97,746       132,092      229,838        981,711      (46,964)        934,747
                                       ----------     ---------   ----------   ------------    ---------    ------------
  Total deposits                          252,074       164,545      416,619      1,218,828      (37,529)      1,181,299
Securities sold under
 repurchase agreements                    (20,563)       14,631       (5,932)        52,132       (6,423)         45,709
Other short-term borrowings               (37,241)        4,815      (32,426)        36,686          405          37,091
                                       ----------     ---------   ----------   ------------    ---------    ------------
 Total interest expense                   194,270       183,991      378,261      1,307,646      (43,547)      1,264,099
                                       ----------     ---------   ----------   ------------    ---------    ------------

Net interest income                    $  263,716     $(158,289)  $ 105,427   $    678,592    $  36,062    $    714,654
                                       ----------     ---------   ----------   ------------    ---------    ------------
                                       ----------     ---------   ----------   ------------    ---------    ------------

                                                                (Continued)

                                                                  SECOND QUARTER PERIODS
                                      ----------------------------------------------------------------------------------
                                                               Amount of Increase (Decrease)
                                      ----------------------------------------------------------------------------------
                                                 Change From 1997                           Change From 1996
                                                 to 1998 Due to                              to 1997 Due to
                                      ---------------------------------------   ----------------------------------------
                                          Volume         Yield/                    Volume       Yield/
                                           (1)          Rate (2)      Total          (1)        Rate (2)       Total
                                         -------        --------      -----        ------       --------       -----
INTEREST INCOME:
Loans                                  $  276,296    $  (42,781)   $ 233,515     $  614,563    $  48,273     $  662,836
                                       ----------    ----------    ---------     ----------    ---------     ----------
Investment securities:
 Taxable                                  (92,043)      (42,646)    (134,689)       437,852        6,562        444,414
 Nontaxable                                (2,010)      (20,160)     (22,170)        17,922      (13,438)         4,484
                                       ----------    ----------    ---------     ----------    ---------     ----------
  Total interest securities               (94,053)      (62,806)    (156,859)       455,774       (6,876)       448,898
                                       ----------    ----------    ---------     ----------    ---------     ----------

Federal funds sold                         38,647        28,261       66,908         29,465        7,639         37,104
                                       ----------    ----------    ---------     ----------    ---------     ----------
  Total interest income                   220,890       (77,326)     143,564      1,099,802       49,036      1,148,838
                                       ----------    ----------    ---------     ----------    ---------     ----------

INTEREST EXPENSE:
Interest bearing transaction
 accounts                                    (748)      (16,336)     (17,084)        55,510       10,265         65,775
Savings                                     8,189        14,855       23,044         55,291        1,786         57,077
Time deposits of $100,000
 or more                                   75,207        10,315       85,522         21,627       12,179         33,806
Other time deposits                        34,788        69,672      104,460        534,106      (24,651)       509,455
                                       ----------    ----------    ---------     ----------    ---------     ----------
  Total deposits                          117,436        78,506      195,942        666,534         (421)       666,113
Securities sold under
 repurchase agreements                     (8,443)       (2,283)     (10,726)        23,886        4,649         28,535
Other short-term borrowings                (8,815)       (1,528)     (10,343)         9,157        3,743         12,900
                                       ----------    ----------    ---------     ----------    ---------     ----------
  Total interest expense                  100,178        74,695      174,873        699,577        7,971        707,548
                                       ----------    ----------    ---------     ----------    ---------     ----------

Net interest income                    $  120,712   $  (152,021)  $  (31,309)     $ 400,225    $  41,065     $  441,290
                                       ----------    ----------    ---------     ----------    ---------     ----------
                                       ----------    ----------    ---------     ----------    ---------     ----------

----------------------------------
(1)  Change in volume multiplied by yield/rate of prior year.
(2)  Change in yield/rate multiplied by volume of prior year.

NOTE: The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR POSSIBLE LOAN LOSSES

  A significant determinant of the Company's operating results is the level of loan losses and the provision for possible loan losses charged to operations. During the first six months of 1998, the Company recorded a provision for possible loan losses of $210,000, with $180,000 of this amount recorded in the second quarter of 1998. The Company did not record a provision during the first six months of 1997. Following is a summary of the activity in the Company's reserve for possible loan losses for the first six months of 1998 and 1997, and the second quarters of 1998 and 1997:

                                                  First Six Months              Second Quarter
                                                  ----------------              --------------
                                                 1998           1997           1998           1997
                                                 ----           ----           ----           ----
Balance at beginning of period              $ 1,098,038    $   800,418   $  1,056,181   $  1,330,464
Reserve for possible loan losses
 of acquired subsidiary                            -         1,183,535          -              -
Provision for possible loan losses
 charged to operations                          210,000          -            180,000          -
Charge-offs during period                      (457,494)      (978,952)      (361,634)      (259,202)
Recoveries during period                         64,826        100,673         40,823         34,412
                                            -----------    -----------   ------------   ------------
Balance at end of period                    $   915,370    $ 1,105,674   $    915,370   $  1,105,674
                                            -----------    -----------   ------------   ------------
                                            -----------    -----------   ------------   ------------

  In determining an adequate balance in the reserve for possible loan losses, management places its emphasis as follows: evaluation of the loan portfolio with regard to potential future exposure on loans to specific customers and industries, including a formal internal loan review function; re-evaluation of each nonperforming loan or loan classified by supervisory authorities; and an overall review of the remaining portfolio in light of past loan loss experience. Any problems or loss exposure estimated in these categories was provided for in the total current period reserve.

  The reserve for possible loan losses at June 30, 1998 was 0.77% of net outstanding loans. Nonperforming loans totaled approximately $1,050,000 at June 30, 1998, resulting in a reserve coverage of nonperforming loans of 87.18%. Total nonperforming loans at December 31, 1997 totaled $1,107,121, with a reserve coverage on that date of 99.2%. Company management believes the reserve for possible loan losses allocated for such loans is adequate when the underlying collateral values on such credits is considered.

  When the Company acquired Palmer Bank on January 24, 1997 in connection with the acquisition of Lincoln Trail, the bank was undercapitalized, due primarily to a significant level of problem loans in the Palmer Bank portfolio made prior to the Company's acquisition thereof. Prior to the acquisition, Palmer Bank increased its reserve for possible loan losses to $1,183,535 or 5.18% of the net outstanding loans in the portfolio on the acquisition date. In the ensuing months, as Company and Palmer Bank management began to work through these problem loans, $968,372 of charge-offs were recorded at Palmer Bank, with $115,275 of recoveries received, for the year ended December 31, 1997. The level of nonaccrual loans at Palmer Bank at December 31, 1997 was $545,949, compared with $1,494,585 on the acquisition date. Nonaccrual loans at Palmer Bank at June 30, 1998 were $283,000. While Company management believes this clean-up effort was substantially completed by December 31, 1997, certain additional loans, all of which had been identified and reserved for at December 31, 1997, were charged off during the first six months of 1998. During the second quarter of 1998, the Company recorded net charge-offs of $320,811, and replenished the reserve for possible loan losses with a provision charged to expense of $180,000. Company management believes the reserve for possible loan losses of $915,370 at June 30, 1998 is adequate to absorb the potential exposure presently inherent in the loan portfolio.

  The Company had no loans to any foreign countries at June 30, 1998, nor did it have any concentration of loans to any industry, other than the agricultural industry on June 30, 1998. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts. Additionally, the Company had no other interest-earning assets which were considered to be risk element assets at June 30, 1998.

  At June 30, 1998, the Company had loans outstanding to the agricultural sector of approximately $38,122,000, which comprised 32.22% of the Company's total loan portfolio. Additionally, the Company's direct financing leases involve agricultural equipment which is being leased to local farmers. The Company's agricultural credits are concentrated in Macoupin, Montgomery, Christian, and Sangamon counties in central Illinois, and are generally fully-secured with either growing crops, farmland, livestock, and/or machinery and equipment. Additionally, the Company's lending personnel work with their agricultural borrowers to monitor cash flow capabilities.

NONINTEREST INCOME

  Total noninterest income for the first six months of 1998 increased $436,154 (91.97%) to $910,377 from the $474,223 recorded for the first six months of 1997. Total noninterest income for the second quarter of 1998 increased $236,881 (92.63%) to $492,616 from the $255,735 recorded for the second quarter of 1997. Several factors caused these period-to-period increases, including the following:

  - The results for the first six months of 1997 included the operations of Palmer Bank from January 24, 1997 fo rward. Accordingly, the first six months of 1998 include a full period of Palmer Bank operations, while the first six months of 1997 exclude the Palmer Bank operations for most of the first month.

  - During 1997, the Carlinville Bank introduced a fee-based commercial checking product which has proven quite successful. This program was in place for the entire 1998 period, while only being in place for a small portion of the second quarter of 1997.

  - In 1997, the Company established a mortgage banking department, which originates loans for sale in the secon dary market. This program was in place for the entire 1998 period, while only in a start-up mode during the first six months of 1997.

  - Other noninterest income for the first six months of 1998 and second quarter of 1998 included $26,600 and $1 3,338, respectively, for the increase in cash surrender value on life insurance policies purchased in connection with the Directors' Incentive Deferral Plan adopted in December 1997. This plan was adopted for certain of the Carlinville Bank's directors, allowing such directors to defer their current compensation earned as directors, with the Carlinville Bank agreeing to pay to such directors, or their designated beneficiaries or survivors, the total amount of deferred compensation plus accumulated interest at or following retirement. Under the plan, interest is added to the accumulated deferred compensation at a periodic compound rate equal to the Carlinville Bank's return on equity before such interest charges. To fund the individual agreements with each director covered under the plan, the Carlinville Bank purchased flexible premium universal life insurance policies on the lives of such directors (payable upon death to the Carlinville Bank), and paid a single one-time premium at the inception of the policies totaling $910,000. No other payments or premiums are required of the Carlinville Bank. Each life insurance policy has a cash surrender value feature which allows the Carlinville Bank to receive an amount in cash upon cancellation or lapse of the policy. The cash surrender value of the policies, which is included in other assets in the consolidated balance sheet, increases monthly, based upon an interest factor, net of mortality, administration and early termination costs that are inherent in the contracts.

  - The Company had net security gains of $308,854 and $173,426 for the first six months of 1998 and second quarter of 1998, respectively, compared with only $19,663 of security sale gains for the first six months of 1997, all of which occurred in the three months ended March 31, 1997. $4,812 of the gains recorded in the first six months of 1998, $1,000 of which occurred in the second quarter of 1998, resulted from early calls on securities held by the Company's banking subsidiaries. Approximately $9,000 of the net gains for the first six months of 1997 were recorded at the Palmer Bank shortly after the Company's acquisition thereof, on sales made to restructure the portfolio in line with the Company's investment strategies. The Company recorded gains of $134,428 and $169,614, in the first and second quarters of 1998, respectively, on two separate sales of a mutual fund investment made thereby. In late 1995 and throughout 1996, the Company invested a total of $1,000,000 in a mutual fund comprised of regional bank stocks. With the banking consolidation and strong market performance by regional banks occurring during the past few years, this fund appreciated significantly. By year-end 1996, the fund had appreciated to $1,215,719. By June 1997, the fund had appreciated further to $1,446,915, and shortly thereafter, the Company sold a portion of the fund to invest $450,000 in a similar fund, recording a gain of $170,483 in the process. During the first quarter of 1998, the Company sold $330,000 of the fund investment and injected the proceeds into Palmer Bank to increase its capital, recording a $134,428 gain on the sale. In the second quarter of 1998, the Company sold an additional $375,000 of the funds, again injecting the proceeds into Palmer Bank to increase its capital, recording a gain of $169,614. The regional bank stock mutual fund investments are included in the Company's available-for-sale securities and, at June 30, 1998, had a fair value and amortized cost of $1,244,147 and $830,635, respectively.

NONINTEREST EXPENSE

  Noninterest expense for the first six months of 1998 increased $164,534 (7.2%) to $2,440,017 from the $2,275,483 recorded for the first six months of 1997. Noninterest expense for the second quarter of 1998 increased $99,436 (8.70%) to $1,242,697 from the $1,143,261 recorded for the second quarter of 1997. Several factors caused these period-to-period increases, including the following:

  - The results of the first six months of 1997 included the Palmer Bank from January 24, 1997 forward. Accordi ngly, the first six months of 1998 included operating expenses of Palmer Bank for the entire period, while the first six months of 1997 excluded the Palmer Bank operations for the first 24 days of the period.

  - During the second quarter of 1997, the Company established its mortgage banking operations and the related e xpenses thereof are included for only a short period of time in 1997, but for the entire period in 1998.

  - During the second half of 1997, the Company upgraded its management personnel at Palmer Bank, resulting in i ncreased operating expense.

INCOME TAXES

  Applicable income taxes for the first six months of 1998 increased $57,590 (16.88%) to $398,854 from the $341,264 recorded for the first six months of 1997. Applicable income taxes for the second quarter of 1998 decreased $33,336 to $172,772 from the $206,108 recorded for the second quarter of 1997. The effective tax rates for the first six months of 1998 and 1997 were 26.70% and 25.68%, respectively, and 25.11% and 26.95% for the second quarters of 1998 and 1997, respectively. The changes in the levels of effective tax related primarily to the level of state tax-exempt U.S. agency securities on hand for the particular periods.

FINANCIAL CONDITION

  The Company's total assets increased $4,548,778 (2.31%) to $201,729,668 at June 30, 1998, from $197,180,890 at December 31, 1997. This increase was due primarily to an influx of deposits.

  Total deposits increased $6,774,372 (4.04%) to $174,389,244 at June 30,
1998 from $167,614,872 at December 31, 1997. This growth in deposits resulted primarily from the influx of deposits of customers from larger regional banks affected by the consolidation in the banking industry, as such customers looked for a bank with more personal service.

  Short-term borrowings decreased $3,178,984 (40.07%) to $4,753,897 at June 30, 1998 from $7,932,881 at December 31, 1997. These balances tend to have significant fluctuations depending upon the cash levels of the customers which use the cash management facilities of the Carlinville Bank through the purchase of securities under repurchase agreements. The Company believes these companies are experiencing strong operations again in 1998, resulting in excess cash. The level of Federal funds sold generally tracks with the level of securities sold under repurchase agreements; however, Federal funds sold actually increased $2,590,000 (30.73%) at June 30, 1998 to $11,019,000
from $8,429,000 at December 31, 1997, as the funds available from the reduction in the investment portfolio at June 30, 1998 more than offset the reduction in short-term borrowings.

  Investment securities decreased $3,065,258 (4.86%) to $59,952,479 at June 30, 1998 from $63,017,737 at December 31, 1997. Proceeds from maturities and calls of and principal payments on debt securities were $16,209,907 for the first six months of 1998, of which $13,831,001 were reinvested in debt securities. The low interest rate environment has provided the Company less attractive investment opportunities and, as such, more funds have been temporarily shifted to Federal funds sold, to be subsequently invested in anticipated loan growth. The total fair value of the Company's investment portfolio at June 30, 1998 was approximately $60,617,000, or 101% of the portfolio's book value on that date. The market valuation of the Company's investment securities portfolio at December 31, 1997 was 101% of the portfolio's book value.

  Total loans increased $6,378,250 (5.70%) to $118,303,459 at June 30, 1998
from $111,925,209 at December 31, 1997. This increase resulted from the Company's increased lending capacity afforded a larger banking organization, as well as loan growth coming from new customers shifting their banking relationships away from the larger non-local banks in the Company's market area.

  The Company's capitalization remained at a strong level at June 30, 1998. Total capital was $21,092,075 or 10.46% of total assets at June 30, 1998, as compared with 10.36% at December 31, 1997.

  The Federal Reserve Board has established risk-based capital guidelines for bank holding companies, which require bank holding companies to maintain minimum levels of "Tier 1 Capital" and "Total Capital." Tier 1 Capital consists of common and qualifying preferred stockholders' equity and minority interests in equity accounts of consolidated subsidiaries, less goodwill and 50% of investments in unconsolidated subsidiaries. Total Capital consists of, in addition to Tier 1 Capital, mandatory convertible debt, preferred stock not qualifying as Tier 1 Capital, subordinated and other qualifying term debt and a portion of the reserve for possible loan losses, less the remaining 50% of qualifying total capital. Risk-based capital ratios are calculated with reference to risk-weighted assets, which include both on-and off-balance sheet exposures. The minimum required ratio for qualifying Total Capital is 8%, of which at least 4% must consist of Tier 1 Capital.

  In addition, Federal Reserve Board guidelines require bank holding companies to maintain a minimum ratio of Tier 1 Capital to average total assets (net of goodwill) of 3.0%. The Federal Reserve Board guidelines state that all of these capital ratios constitute the minimum requirements for the most highly-rated banking organizations, and other banking organizations are expected to maintain capital at higher levels.

  As of June 30, 1998, the Company and each of its banking subsidiaries were in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with risk-based capital guidelines. The Company's Tier 1, Total Capital and Leverage Ratios were 13.37%, 14.08% and 8.27%, respectively, at June 30, 1998.

  Federal law provides the Federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or ""critically undercapitalized," which are defined by the regulators as follows:

                                              Minimum Capital Ratios
                                      ----------------------------------
                                        Total          Tier 1
                                      Risk-Based   Risk-Based   Leverage
                                         Ratio       Ratio        Ratio
                                      ----------   ----------   --------
  Well capitalized                        10%          6%         5%
  Adequately capitalized                   8           4          4
  Undercapitalized                    less than 8  less than 4  less than 4
  Significantly undercapitalized      less than 6  less than 3  less than 3
  Critically undercapitalized              *           *          *

  * A critically undercapitalized institution is defined as having a tangible equity to total assets ratio of 2% or less

  Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver of the institution. The capital category of an institution also determined in part the amount of the premiums assessed against the institution for FDIC insurance. At June 30, 1998, each of the Company's banking subsidiaries were considered "well capitalized."

LIQUIDITY AND RATE SENSITIVITY

   Management of rate-sensitive earning assets and interest-bearing liabilities remains a key to the Company's profitability. Management's objective is to produce the optimal yield and maturity mix consistent with interest rate expectations and projected liquidity needs.

   Liquidity is a measurement of the Company's ability to meet the borrowing needs and the deposit withdrawal requirements of its customers. The composition of assets and liabilities is actively managed to maintain the appropriate level of liquidity in the balance sheet. Management is guided by regularly-reviewed policies when determining the appropriate portion of total assets which should be comprised of readily-marketable assets available to meet conditions that are reasonably expected to occur.

   Liquidity is primarily provided to the Company through earning assets, including Federal funds sold and maturities and principal payments in the investment portfolio, all funded through continued deposit growth. Secondary sources of liquidity available to the Company include the sale of securities included in the available-for-sale category (with a carrying value of $44,546,949 at June 30, 1998), and borrowing capabilities through the Federal Reserve Bank's seasonal borrowing privilege of $4.1 million maintained at the Carlinville Bank. Additionally, maturing loans also provide liquidity on an ongoing basis. Accordingly, the Company believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.

   Each of the Company's banking subsidiaries controls its own asset/liability mix within the constraints of its individual policies and loan and deposit structure, with overall guidance from the Company.

   The asset/liability management process, which involves structuring the consolidated balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income.
The following table reflects the Company's consolidated interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of June 30, 1998, individually and cumulatively, through various time horizons (in thousands of dollars):


                                                              Remaining Maturity if Fixed Rate;
                                                     Earliest Possible Repricing Interval if Floating Rate
                                            ---------------------------------------------------------------------
                                                    3         Over 3         Over 1
                                               months         months           year
                                                   or        through        through       Over 5
                                                 less      12 months        5 years        years          Total
                                            ---------      ---------      ---------       --------     ----------

 Interest-earning assets:
   Loans, net of unearned discount          $  37,193      $  30,567      $  49,432       $  1,111     $  118,303
   Investment securities                        7,732          9,178         21,966         21,076         59,952
   Other interest-earning assets               11,019              -              -              -         11,019
                                            ---------      ---------      ---------       --------     ----------
     Total interest-earnings assets         $  55,944      $  39,745      $  71,398       $ 22,187     $  189,274
                                            ---------      ---------      ---------       --------     ----------
                                            ---------      ---------      ---------       --------     ----------
Interest-bearing liabilities:
 Savings, and interest bearing
  transaction accounts                      $  47,452      $       -      $       -       $      -     $   47,452
 Time certificates of deposit of
  $100,000 or more                              8,152          5,067          3,963              -         17,182
 All other time deposits                       25,502         33,940         33,187              -         92,629
 Nondeposit interest-bearing
  liabilities                                   4,754              -              -              -          4,754
                                            ---------      ---------      ---------       --------     ----------
  Total interest-bearing
   liabilities                              $  85,860      $  39,007      $  37,150       $      -     $  162,017
                                            ---------      ---------      ---------       --------     ----------
                                            ---------      ---------      ---------       --------     ----------
Gap by period                               $ (29,916)     $     738      $  34,348       $ 22,187     $   27,257
                                            ---------      ---------      ---------       --------     ----------
                                            ---------      ---------      ---------       --------     ----------
Cumulative gap                              $ (29,916)     $ (29,178)     $   5,070       $ 27,257     $   27,257
                                            ---------      ---------      ---------       --------     ----------
                                            ---------      ---------      ---------       --------     ----------
Ratio of interest-sensitive
 assets to interest-sensitive
 liabilities                                    0.65x          1.02x          1.92x                         1.17x
                                            ---------      ---------      ---------                    ----------
                                            ---------      ---------      ---------                    ----------
Cumulative ratio of interest-
 sensitive assets to interest-
 sensitive liabilities                           0.65x          0.77x          1.03x          1.17x         1.17x
                                            ---------      ---------      ---------       --------     ----------
                                            ---------      ---------      ---------       --------     ----------

  As indicated in this table, the Company operates on a short-term basis similar to most other financial institutions, as its liabilities, with savings and interest-bearing transaction accounts included, could reprice more quickly than its assets. However, the process of asset/liability management in a financial institution is dynamic. Company management believes its current asset/liability management program will allow adequate reaction time for trends in the marketplace as they occur, allowing maintenance of adequate net interest margins. Additionally, the Company's historical analysis of customer savings and interest-bearing transaction accounts indicates that such deposits have certain "core deposit" characteristics and are not as susceptible to changes in the marketplace.

TECHNOLOGY RISK

  The Company utilizes and is dependent upon data processing hardware systems and banking application software to conduct its business. The data processing hardware systems and banking application software include those developed and maintained by the Company's data processing hardware providers and purchased banking application software which is run on in-house computer networks. In 1997, the Company initiated a review and assessment of all hardware and banking application software to confirm that it will function properly in the Year 2000. The Company's data processing hardware providers, banking application software providers, and other vendors which have been contacted have indicated that their hardware and/or software will be Year
2000 compliant by the end of 1998, allowing the Company adequate time for compliance testing in 1999. Additionally, alarms, heating and cooling systems and other computer-controlled mechanical devices on which the Company relies are being evaluated. Those found not to be in compliance will be modified or replaced with compliant products. While there will be some incremental expenses incurred during the next 1-1/2 years, the Company has not identified any situations at this time that will require material expenditures to become fully compliant with Year 2000. During the next 1-1/2 years, the Company's credit risk assessment will also include a consideration of incremental risk that may be posed by customers' inability, if any, to address Year 2000 issues.

ACCOUNTING PRONOUNCEMENTS

  Several accounting rule changes which will or have gone into effect recently, as promulgated by the Financial Accounting Standards Board, will have an effect on the Company's financial reporting process. These accounting rule changes, issued in the form of Financial Accounting Standards ("FAS") include the following:

  - FAS 125 - The Company adopted the provisions of Statement of Financial Accounting Standards No. 125, "Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125"), on January 1, 1997. FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. FAS 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of FAS 125 did not have a material impact on the Company's financial position, results of operations, or liquidity.

  - FAS 128 - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which amends existing accounting requirements and establishes standards for computing and presenting earnings per share for entities with publicly-held common stock or potential common stock. FAS 128 simplifies the standards for computing earnings per share, replacing the presentation of primary earnings per share with basic earnings per share, which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common share outstanding for the period. FAS 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity.

  - FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period earnings per share information presented. At June 30, 1998, the Company did not maintain a complex capital structure as defined by FAS 128. Accordingly, the basic earnings per share computed under FAS 128 does not differ from the earnings per share presented herein for the three and six month periods ended June 30, 1998 and 1997.

  - FAS 130 - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. FAS 130 defines comprehensive income as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period, except those resulting from investments by and distributions to owners.

     FAS 130 requires that all items that are required to be recognized as comprehensive income be reported in a fi nancial statement that is displayed with the same prominence as other financial statements. FAS 130 also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the consolidated balance sheet.

     FAS 130 is effective for fiscal years beginning after December 15, 1997, with reclassification of financial statements of earlier periods required for comparative purposes. Accordingly, the Company has implemented FAS 130 for all of the periods presented herein.

EFFECTS OF INFLATION

  Persistent high rates of inflation can have a significant effect on the reported financial condition and results of operations of all industries. However, the asset and liability structure of a bank holding company is substantially different from that of an industrial company, in that virtually all assets and liabilities of a bank holding company are monetary in nature. Accordingly, changes in interest rates may have a significant impact on a banking holding company's performance. Interest rates do not necessarily move in the same direction, or in the same magnitude, as the prices of other goods and services.

  Inflation, however, does have an important impact on the growth of total assets in the banking industry, often resulting in a need to increase equity capital at higher than normal rates to maintain an appropriate equity-to-assets ratio. One of the most important effects that inflation has had on the banking industry has been to reduce the proportion of earnings paid out in the form of dividends.

  Although it is obvious that inflation affects the growth of total assets, it is difficult to measure the impact precisely. Only new assets acquired each year are directly affected, so a simple adjustment of asset totals by use of an inflation index is not meaningful. The results of operations also have been affected by inflation, but again, there is no simple way to measure the effect on the various categories of income and expense.

  Interest rates in particular are significantly affected by inflation, but neither the timing nor the magnitude of the changes coincide with changes in the consumer price index. Additionally, changes in interest rates on some types of consumer deposits may be delayed. These factors, in turn, affect the composition of sources of funds by reducing the growth of deposits that are less interest-sensitive, and increasing the need for funds that are more interest-sensitive.

RECENT REGULATORY DEVELOPMENTS/YEAR 2000

  The Federal banking regulators have issued several statements providing guidance to financial institutions on the steps the regulators expect financial institutions to take to become Year 2000 compliant. Each of the Federal banking regulators is also examining the financial institutions under its jurisdiction to assess each institution's compliance with the outstanding guidance. If an institution's progress in addressing the Year 2000 problem is deemed by its primary Federal regulator to be less than satisfactory, the institution will be required to enter into a memorandum of understanding with the regulator which will, among other things, require the institution to promptly develop and submit an acceptable plan for becoming Year 2000 compliant and to provide periodic reports describing the institution's progress in implementing the plan. Failure to satisfactorily address the Year 2000 problem may also expose a financial institution to other forms of enforcement action that its primary Federal regulator deems appropriate to address the deficiencies in the institution's Year 2000 remediation program.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

  This report contains certain forward-looking statements within the meaning of Section 17A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

  Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

The Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission on June 26, 1998 (Registration No. 333-57917), relating to the acquisition of Shipman Bancorp, Inc. ("Shipman"). The registration statement was declared effective on August 12, 1998. The merger of Shipman into a wholly-owned subsidiary of the Company was approved by stockholders of Shipman at a special meeting held on September 15, 1998. The transaction is expected to close at the beginning of the fourth quarter of 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

         27.  Financial Data Schedule

         Reports on Form 8-K

         None

                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CARLINVILLE NATIONAL BANK SHARES, INC.
                               (Registrant)




                               James T. Ashworth
                               ------------------------------------------------
                               President and Principal Executive, Financial and Accounting Officer


Date:  September 25, 1998