Form 10-Q
period 1998-09-30
CARLINVILLE NATIONAL BANK SHARES INC/DE
filed 1998-11-16
CIK 753745

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q


       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998


       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                For the transaction period from __________ to __________

                         Commission File Number:  333-57917

                       CARLINVILLE NATIONAL BANK SHARES, INC.
                       --------------------------------------
               (Exact name of Registrant as specified in its charter)



            DELAWARE                                  37-1125050
---------------------------------       ---------------------------------------
  (State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporated or organization)



                WEST SIDE SQUARE, CARLINVILLE, ILLINOIS  62626
     --------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)



                                   (217) 854-2674
               ----------------------------------------------------
               (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No        *
                                               -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 1998, the registrant had outstanding 186,498 shares of common stock, $1.00 par value per share.

_______________

* Issuer became subject to the periodic reporting requirements of the Securities Exchange Act of 1934 on August 12, 1998, the effective date of the Issuer's Form S-4 Registration Statement.

                       CARLINVILLE NATIONAL BANK SHARES, INC.

                             FORM 10-Q QUARTERLY REPORT

                                 TABLE OF CONTENTS


                                                                         Page
                                                                        Number
                                                                        ------
                                      PART I

Item 1.   Financial Statements (unaudited)                                  1
Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8


                                      PART II

Item 1.   Legal Proceedings                                                30
Item 2.   Changes in Securities                                            30
Item 3.   Defaults Upon Senior Securities                                  30
Item 4.   Submission of Matters to a Vote of Security Holders              30
Item 5.   Other Information                                                30
Item 6.   Exhibits and Reports on Form 8-K                                 30

Form 10-Q Signature Page 31

                           PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

              CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                   Interim Condensed Consolidated Balance Sheets

                      September 30, 1998 and December 31, 1997

                                    (unaudited)


                                                      September 30, December 31,
                                                          1998          1997
                                                      ------------- ------------
ASSETS

Cash and due from banks                               $  4,711,273  $  4,803,829
Federal funds sold                                      12,200,000     8,429,000
Investments in debt and equity securities:
   Available-for-sale, at fair value                    44,853,872    44,142,416
   Held-to-maturity, at amortized cost
   (approximate fair value of $15,402,000
   and $19,238,450 at September 30, 1998
   and December 31, 1997, respectively)                 15,009,994    18,875,321

Loans                                                  119,886,014   111,925,209
   Less:
      Unearned discount                                    (32,632)      (47,060)
      Reserve for possible loan losses                    (911,348)   (1,098,038)
                                                      ------------  ------------
         Net loans                                     118,942,034   110,780,111
                                                      ------------  ------------
Bank premises and equipment, net                         2,774,531     2,421,358
Accrued interest receivable                              3,081,382     2,619,870
Intangible assets                                        3,649,488     3,855,584
Other assets                                             1,433,536     1,253,401
                                                      ------------  ------------
                                                      $206,656,110  $197,180,890
                                                      ------------  ------------
                                                      ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing deposits                          $ 17,766,912  $ 16,442,262
Interest-bearing deposits                              162,001,019   151,172,610
                                                      ------------  ------------
         Total deposits                                179,767,931   167,614,872
Short-term borrowings                                    3,417,717     7,932,881
Accrued interest payable                                 1,147,128       966,818
Other liabilities                                          581,320       232,684
                                                      ------------  ------------
         Total liabilities                             184,914,096   176,747,255
                                                      ------------  ------------
Commitments and contingencies
Stockholders' equity:
   Common stock, $1 par value; 310,000 shares
      authorized at September 30, 1998, 210,000 shares
      authorized at December 31, 1997; 200,000 shares
      issued                                               200,000       200,000
   Surplus                                                 270,464       270,464
   Retained earnings                                    21,129,436    19,758,353
   Accumulated other comprehensive income - unrealized
      holding gains and losses on available-for-sale
      securities, net of tax                               463,202       525,906
   Treasury stock at cost - 13,502 shares                 (321,088)     (321,088)
                                                      ------------  ------------
         Total stockholders' equity                     21,742,014    20,433,635
                                                      ------------  ------------
                                                      $206,656,110  $197,180,890
                                                      ------------  ------------
                                                      ------------  ------------

See accompanying notes to interim condensed consolidated financial statements.

              CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

    Interim Condensed Consolidated Statements of Income and Comprehensive Income

              Three and nine months ended September 30, 1998 and 1997

                                    (unaudited)



                                                          Three Months Ended          Nine Months Ended
                                                             September 30,              September 30,
                                                       ------------------------    -------------------------
                                                          1998          1997          1998          1997
                                                       ----------    ----------    -----------   -----------
Interest income:
   Interest and fees on loans                          $2,685,585    $2,361,425    $ 7,746,794   $ 6,767,855
   Interest and dividends on debt and equity
     securities:
      Taxable                                             728,699       804,475      2,171,964     2,433,969
      Exempt from Federal income taxes                    164,118       193,918        518,846       573,659
   Interest on short-term investments                     170,247       101,784        521,439       415,018
                                                       ----------    ----------    -----------   -----------
         Total interest income                          3,748,649     3,461,602     10,959,043    10,190,501
                                                       ----------    ----------    -----------   -----------

Interest expense:
   Interest on deposits                                 1,960,437     1,792,202      5,725,585     5,140,731
   Interest on short-term borrowings                       85,316       107,701        297,190       357,933
                                                       ----------    ----------    -----------   -----------
         Total interest expense                         2,045,753     1,899,903      6,022,775     5,498,664
                                                       ----------    ----------    -----------   -----------
         Net interest income                            1,702,896     1,561,699      4,936,268     4,691,837
Provision for possible loan losses                         30,000        30,000        240,000        30,000
                                                       ----------    ----------    -----------   -----------
         Net interest income after provision
           for possible loan losses                     1,672,896     1,531,699      4,696,268     4,661,837
                                                       ----------    ----------    -----------   -----------

Noninterest income:
   Service charges on deposit accounts                    138,498       126,652        408,510       345,915
   Income from fiduciary activities                        40,047        24,887        124,543       115,625
   Net security sale gains                                  3,589       171,144        311,943       190,807
   Net gain on sale of mortgage loans                      27,714        27,320         96,252        43,372
   Other noninterest income                                79,917        63,147        258,394       191,654
                                                       ----------    ----------    -----------   -----------
         Total noninterest income                         289,765       413,150      1,199,642       887,373
                                                       ----------    ----------    -----------   -----------
Noninterest expense:
   Salaries and employee benefits                         654,650       647,038      1,954,078     1,812,558
   Occupancy and equipment expense                        173,554       193,514        530,005       524,342
   Legal and professional fees                             14,240         3,189         43,856        50,070
   Postage, printing and supplies                          63,638        62,560        191,872       205,980
   FDIC insurance expense                                   9,841         7,591         26,329        55,201
   Amortization of intangible assets                       68,699        60,059        206,096       169,642
   Other noninterest expense                              220,433       199,520        692,836       631,161
                                                       ----------    ----------    -----------   -----------
         Total noninterest expense                      1,205,055     1,173,471      3,645,072     3,448,954
                                                       ----------    ----------    -----------   -----------
         Income before applicable income taxes            757,606       771,378      2,250,838     2,100,256
Applicable income taxes                                   210,479       209,497        609,333       550,761
                                                       ----------    ----------    -----------   -----------
         Net income                                       547,127       561,881      1,641,505     1,549,495
                                                       ----------    ----------    -----------   -----------

Other comprehensive income (loss), before tax:
   Net unrealized gains (losses) on
      available-for-sale securities                       160,122       466,093        216,937       665,192
   Less reclassification adjustment for gains
      included in net income                               (3,589)     (171,144)      (311,943)     (190,807)
                                                       ----------    ----------    -----------   -----------
         Other comprehensive income (loss),
           before tax                                     156,533       294,949        (95,006)      474,385
Income tax related to items of other
   comprehensive income (loss)                             53,221       100,283        (32,302)      161,291
                                                       ----------    ----------    -----------   -----------
         Other comprehensive income (loss),
           net of tax                                     103,312       194,666        (62,704)      313,094
                                                       ----------    ----------    -----------   -----------
         Total comprehensive income                    $  650,439    $  756,547    $ 1,578,801   $ 1,862,589
                                                       ----------    ----------    -----------   -----------
                                                       ----------    ----------    -----------   -----------

Net income per common share:
   Average common shares outstanding                      186,498       186,498        186,498       186,355
                                                       ----------    ----------    -----------   -----------
                                                       ----------    ----------    -----------   -----------

   Net income per common share                         $     2.93    $     3.01    $      8.80   $      8.31
                                                       ----------    ----------    -----------   -----------
                                                       ----------    ----------    -----------   -----------

See accompanying notes to interim condensed consolidated financial statements.

              CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

         Interim Condensed Consolidated Statements of Stockholders' Equity

                   Nine months ended September 30, 1998 and 1997

                                    (unaudited)


                                                                                                                          Total
                                                                                                          Accumulated    stock-
                                                Common                      Retained       Treasury      other compre-   holders'
                                                stock         Surplus       earnings        stock       hensive income    equity
                                               --------       --------    -----------      ---------    -------------- -----------
Balance at December 31, 1996                   $200,000       $224,732    $18,420,545      $(335,356)      $ 75,858    $18,585,779

Issuance of 600 shares from treasury                  -         45,732              -         14,268              -         60,000

Net income                                            -              -      1,549,495              -              -      1,549,495

Cash dividends paid - $1.35 per share                 -              -       (251,774)             -              -       (251,774)

Unrealized gains (losses) on
   available-for-sale securities,
   net of related tax effect                          -              -              -              -        313,094        313,094
                                               --------       --------    -----------      ---------       --------    -----------

Balance at September 30, 1997                  $200,000       $270,464    $19,718,266      $(321,088)      $388,952    $20,256,594
                                               --------       --------    -----------      ---------       --------    -----------
                                               --------       --------    -----------      ---------       --------    -----------

Balance at December 31, 1997                   $200,000       $270,464    $19,758,353      $(321,088)      $525,906    $20,433,635

Net income                                            -              -      1,641,505              -              -      1,641,505

Cash dividends paid - $1.45 per share                 -              -       (270,422)             -              -       (270,422)

Unrealized gains (losses)
   on available-for-sale securities,
   net of related tax effect                          -              -              -              -        (62,704)       (62,704)
                                               --------       --------    -----------      ---------       --------    -----------

Balance at September 30, 1998                  $200,000       $270,464    $21,129,436      $(321,088)      $463,202    $21,742,014
                                               --------       --------    -----------      ---------       --------    -----------
                                               --------       --------    -----------      ---------       --------    -----------

See accompanying notes to interim condensed consolidated financial statements.

              CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

              Interim Condensed Consolidated Statements of Cash Flows

                   Nine months ended September 30, 1998 and 1997

                                    (unaudited)


                                                           1998          1997
                                                           ----          ----
Cash flows from operating activities:
   Net income                                         $  1,641,505     1,549,495
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                     490,770       411,519
         Provision for possible loan losses                240,000        30,000
         Increase in accrued interest receivable          (461,512)     (338,074)
         Net gains on security sales and calls            (311,943)     (190,807)
         Increase in accrued interest payable              180,310       171,395
         Other operating activities, net                   382,933       127,776
                                                      ------------   -----------
           Net cash provided by operating
             activities                                  2,162,063     1,761,304
                                                      ------------   -----------
Cash flows from investing activities:
   Net cash and cash equivalents received from
      acquisitions                                              --     5,575,404
   Proceeds from calls and maturities of and
      principal payments on debt securities:
         Available-for-sale                             20,283,829     6,053,576
         Held-to-maturity                                3,976,746     3,601,909
   Proceeds from sale of securities                        712,901     2,507,960
   Purchases of debt and equity securities:
      Available-for-sale                               (21,836,569)  (15,320,938)
      Held-to-maturity                                          --      (725,682)
   Net increase in loans                                (8,401,923)   (5,173,479)
   Purchases of bank premises and equipment, net          (586,076)     (170,814)
                                                      ------------   -----------
           Net cash used in investing activities        (5,851,092)   (3,652,064)
                                                      ------------   -----------
Cash flows from financing activities:
   Net increase in deposits                             12,153,059     2,504,055
   Net increase (decrease) in short-term borrowings     (4,515,164)    1,114,356
   Proceeds from note payable                                   --     1,750,000
   Principal payment on note payable                            --    (1,750,000)
   Cash dividends paid                                    (270,422)     (251,774)
   Sale of treasury stock                                       --        60,000
                                                      ------------   -----------
           Net cash provided by financing activities     7,367,473     3,426,637
                                                      ------------   -----------
           Net increase in cash and cash equivalents     3,678,444     1,535,877
Cash and cash equivalents at beginning of period        13,232,829     8,128,650
                                                      ------------   -----------
Cash and cash equivalents at end of period            $ 16,911,273     9,664,527
                                                      ------------   -----------
                                                      ------------   -----------
Supplemental information - cash paid for:
   Interest                                           $  5,792,465     3,302,424
   Income taxes                                            544,500       578,755
                                                      ------------   -----------
                                                      ------------   -----------

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

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions outlined in Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997.

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

FAS 130 is effective for fiscal years beginning after December 31, 1997, with reclassification of financial statements of earlier periods required for comparative purposes. The accompanying interim condensed consolidated financial statements as of September 30, 1998 and for the three

              CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

            Notes to Interim Condensed Consolidated Financial Statements

                                    (unaudited)

and nine months ended September 30, 1998 and 1997 have been prepared in accordance with FAS 130.

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

FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period earnings per share information presented. At September 30, 1998 and 1997, the Company did not maintain a complex capital structure as defined by FAS 128.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("FAS 129") which establishes standards for disclosing information about an entity's capital structure. FAS 129 is effective for financial statements for periods ending after December 15, 1997. Since FAS 129 is a disclosure requirement, it has no impact on the Company's consolidated financial position and results of operations.

NOTE 3 - ACQUISITIONS AND PENDING MERGERS

Effective January 24, 1997, the Company purchased 100% of the outstanding capital stock of Lincoln Trail Bancshares, Inc. ("Lincoln Trail"), which owned 100% of the outstanding common stock of Palmer Bank in Taylorville, Illinois, in exchange for cash of $3,045,984. Total consolidated assets of Lincoln Trail at January 24, 1997 were approximately $35.4 million. The acquisition has been accounted for as a purchase transaction and, accordingly, the consolidated

              CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

            Notes to Interim Condensed Consolidated Financial Statements

                                    (unaudited)

operations of Lincoln Trail from January 24, 1997 forward are included in the consolidated results of operations of the Company. The excess of cost over the fair value of net assets acquired, which amounted to $2,048,407, is being amortized on a straight line basis over 15 years.

The fair value of the consolidated net assets acquired from Lincoln Trail at January 24, 1997 were as follows:


     Cash and due from banks                                $    983,388
     Federal funds sold                                        7,638,000
     Investment securities                                     3,477,228
     Loans, net                                               21,659,223
     Premises and equipment                                    1,055,763
     Other assets                                                560,849
                                                            ------------
               Total assets                                   35,374,451
                                                            ------------
     Deposits                                                 33,920,247
     Other liabilities                                           456,627
                                                            ------------
               Total liabilities                              34,376,874
                                                            ------------
               Net assets acquired                               997,577
     Cost of acquisition                                       3,045,984
                                                            ------------
     Excess of cost over fair value of net assets acquired  $  2,048,407
                                                            ------------
                                                            ------------

On October 1, 1998, the Company purchased 100% of the outstanding capital stock of Shipman Bancorp, Inc. ("Shipman") and its wholly-owned subsidiary, Citizens State Bank in Shipman, Illinois, in exchange for 62,651 shares of Company common stock valued at $6,027,520 and $134,963 of cash. Total consolidated assets of Shipman at October 1, 1998 were approximately
$49.6 million. The acquisition has been accounted for as a purchase transaction and, accordingly, the consolidated operations of Shipman from October 1, 1998 forward are included in the consolidated results of operations of the Company. The excess of cost over the fair value of the net assets acquired, which amounted to $1,092,663, is being amortized on a straight line basis over 15 years.

The fair value of the consolidated net assets acquired from Shipman at October 1, 1998 were as follows:


     Cash and due from banks                                $  5,644,590
     Federal funds sold                                        3,979,000
     Investment securities                                     5,223,185
     Loans, net                                               31,567,601
     Premises and equipment                                    1,038,107
     Other assets                                              2,102,025
                                                            ------------
               Total assets                                   49,554,508
                                                            ------------
     Deposits                                                 41,463,171
     Other liabilities                                         3,021,517
                                                            ------------
               Total liabilities                              44,484,688
                                                            ------------
               Net assets acquired                             5,069,820
     Cost of acquisition                                       6,162,483
                                                            ------------
     Excess of cost over fair value of net assets acquired  $  1,092,663
                                                            ------------
                                                            ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        Carlinville National Bank Shares, Inc. (the "Company") provides a full range of financial services throughout Macoupin, Montgomery, Christian, and Sangamon counties in central Illinois. The following discussion more fully explains the changes in financial condition and results of operations for the first nine months of 1998 compared to the first nine months of 1997, and for the third quarter of 1998 compared to the third quarter of 1997.
Such information is provided on a consolidated basis for the Company, its two wholly-owned banking subsidiaries (Carlinville National Bank and Palmer Bank, referred to collectively as the "Banks"), and its wholly-owned nonbanking subsidiary, Carlinville Tax Service, Inc.

NET INCOME

        The Company had net income of $1,641,505 for the nine months ended September 30, 1998, compared with $1,549,495 for the nine months ended September 30, 1997, representing an increase of $92,010 (5.94%). Net income per common share for the first nine months of 1998 was $8.80 per share, an increase of $0.49 (5.90%) over the $8.31 per share amount for the first nine months of 1997.

        The Company had net income of $547,127 for the three months ended September 30, 1998, which represented a decrease of $14,754 (2.63%) from the $561,881 earned for the three months ended September 30, 1997. Net income per common share was $2.93 per share for the third quarter of 1998, compared with $3.01 per share for the third quarter of 1997.

NET INTEREST INCOME

        The Company's net interest income increased by $244,431 (5.21%) to $4,936,268 for the first nine months of 1998 from the $4,691,837 recorded for the first nine months of 1997. The net interest margin for the two periods was comparable, with a net interest margin of 3.66% recorded for the first nine months of 1998, and 3.70% recorded for the first nine months of 1997. The Company's net interest income for the third quarter of 1998 increased $141,197 (9.04%) to $1,702,896 from the $1,561,699 earned for the third quarter of 1997. The net interest margin for the third quarter of 1998 was 3.71%, as compared with 3.70% for the third quarter of 1997.

The reduction in the Company's net interest margin, which management believes to be temporary, is due primarily to the Company's acquisition activities in December 1996 and January 1997. On December 13, 1996, the Company's banking subsidiary, Carlinville National Bank (the "Carlinville Bank"), purchased certain of the assets and assumed the liabilities of a branch facility (the "Hillsboro Branch") in Hillsboro, Illinois from an unaffiliated regional banking group. Approximately five weeks later, on January 24, 1997, the Company purchased all of the outstanding capital stock of Lincoln Trail Bancshares, Inc. ("Lincoln Trail") and its wholly-owned banking subsidiary, Palmer Bank in Taylorville, Illinois. As more fully discussed below, these acquisitions significantly changed the composition of the Company's balance sheet and mix of interest-earning assets and interest bearing liabilities, providing significantly more deposits than loans, with a significant percentage of the acquired deposits included in higher-rate certificates of deposit. Additionally, with the wave of large bank mergers occurring in the Company's market area for the past several years, the Company has had the opportunity to expand its deposit base, as many banking customers have found the level of personal service at the larger non-locally-owned consolidated banks diminished, and have sought banking relationships with community banks such as Carlinville Bank and Palmer Bank. This deposit base expansion has not come without a cost, however, as the competition among community banks, as well as the larger consolidated banks seeking to retain their customers, has resulted in a higher level of interest rates on deposits, despite the relatively low interest rate environment in which the Company and all financial institutions have been operating for several years. The Company's primary goal in achieving a higher net interest margin is to deploy these new deposits into quality loans, which is the Company's highest earning asset. The Company's average loan-to-deposit ratio for the first nine months of 1998 was 67.12%, compared with 63.59% for the first nine months of 1997.

        As reflected in the tables below, average earning assets for the first nine months of 1998 increased by $10,293,270 (5.73%) to $189,794,346, from the $179,501,076 of average earning assets for the first nine months of 1997. The percentage of average earning assets comprised of loans, which is the Company's highest earning asset, increased to 61.56% for the first nine months of 1998, from 57.03% for the first nine months of 1997.

        Average earning assets for the third quarter of 1998 increased $13,151,676 (7.36%) to $191,926,071 from the $178,774,395 of average earning assets for the third quarter of 1997. The percentage of average earning assets comprised of loans, increased to 62.08% for the third quarter of 1998, from 58.75% for the third quarter of 1997.

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

        With the acquisition of the Hillsboro Branch in December 1996, the Company assumed approximately $24.4 million of deposits and acquired approximately $318,000 of loans. The net cash received of approximately
$22 million was invested at that time in taxable debt securities, many of which were callable in late 1997 or early 1998. With the favorable interest rate environment which has existed for the past several years, coupled with the current strong bond market, many of these securities have been called or have matured. Average taxable investment securities for the first nine months of 1998 declined $5,887,347 (10.90%) to $48,102,731 from the average taxable investment securities for the first nine months of 1997 of $53,990,078. While the average yield on such securities remained consistent for the two periods, this decline in volume resulted in a decrease of the interest income thereon of $262,005 for the first nine months of 1998, from the interest income earned thereon for the first nine months of 1997.

        Average taxable investment securities for the third quarter of 1998 declined $5,298,507 (9.88%) to $48,338,753 from the average taxable investment securities for the third quarter of 1997 of $53,637,260. This reduction in the volume of taxable investment securities for the comparable third quarter periods resulted in a decrease in interest income of $75,776.

        The Company's level of Federal funds sold is directly attributable to the level of securities sold under repurchase agreements maintained with certain customers of the Carlinville Bank. These customers invest on a short-term basis, generally overnight, in securities sold under repurchase agreements by the Carlinville Bank, thus providing a return on their excess funds. These funds are invested by the Carlinville Bank in Federal funds sold to match the maturities of the repurchase agreements, with the Carlinville Bank generally earning approximately 50 basis points on each transaction. As the excess funds of these customers fluctuate, so too has the Company's overall level of Federal funds sold. The acquisitions of Lincoln Trail and the Hillsboro Branch facility have provided additional liquidity, as has the increased deposit levels and the lack of more attractive investment options in the current bond market.

        Following is a summary of the average balances and weighted average interest rates earned or paid on Federal funds sold and securities sold under repurchase agreements for the first nine months of 1998 and 1997:



                                              First Nine Months
                                    -------------------------------------
                                           1998                1997
                                    -----------------   ------------------
                                    Average   Average   Average   Average
                                    Balance     Rate    Balance     Rate
                                    -------   -------   -------   -------
Federal funds sold                $12,800,773  5.47%  $10,564,228  5.27%
Securities sold under
  repurchase agreements             7,379,484  5.01%    8,488,686  4.77%
                                  -----------  ----   -----------  ----
                                  -----------  ----   -----------  ----

        Company management believes this cash management service will continue at a consistent level, and the levels of additional Federal funds (over and above the level of securities sold under repurchase agreements) will eventually be invested in higher yielding loans and investment securities.

        The Company experienced an increase in its cost of funds for the first nine months of 1998, as compared with the first nine months of 1997. The average cost of funds was 4.89% for the first nine months of 1998, and 4.75% for the first nine months of 1997. The average cost of funds for the third quarter of 1998 was 4.91%, compared with 4.89% for the third quarter of 1997. Average interest-bearing deposits for the first nine months of 1998 increased $11,725,559 (8.05%) to $157,356,270 from the level of $145,630,711 for the first nine months of 1997. Average interest-bearing deposits for the third quarter of 1998 increased $13,073,257 (8.87%) to $160,394,988 from the level of $147,321,731 for the third quarter of 1997. The increases in interest-bearing deposits from 1997 to 1998 has resulted from depositors moving from financial institutions which have been sold or are in process of being sold to larger, non-locally based financial institutions, as customers are seeking more personal service than that offered by the larger banking institutions.

        The Company's increase in its cost of funds is equally attributable to the composition of its deposit mix, as the Company's banking subsidiaries have experienced a general shift in deposits similar to most Midwestern financial institutions, with certificates of deposit comprising a growing proportion of its deposits. Following is an analysis of the change in average deposit composition for the first nine months of 1998 and 1997, and the third quarters of 1998 and 1997:


                                              As a Percentage of Average Deposits
                                                       First Nine Months
                                              -----------------------------------
                                                       1998        1997
                                                       ----        ----
   Noninterest-bearing deposits                         9.60%       9.53%
   Interest-bearing transaction accounts               14.64       15.60
   Savings accounts                                    12.67       12.66
   Certificates of deposit:
      $100,000 and over                                10.65        8.24
      Under $100,000                                   52.44       53.97
                                                      ------      ------
                                                      100.00%     100.00%
                                                      ------      ------
                                                      ------      ------

                                                        Third Quarters
                                                       1998        1997
                                                       ----        ----
   Noninterest-bearing deposits                         9.56%       9.31%
   Interest-bearing transaction accounts               14.73       15.12
   Savings accounts                                    12.43       12.19
   Certificates of deposit:
      $100,000 and over                                11.38        8.97
      Under $100,000                                   51.90       54.41
                                                      ------      ------
                                                      100.00%     100.00%
                                                      ------      ------
                                                      ------      ------

        In addition to the interest paid on securities sold under repurchase agreements, the Company also incurred interest on other short-term borrowings of $21,735 and $55,897 for the first nine months of 1998 and 1997, respectively, and $6,541 and $8,277 for the third quarters of 1998 and 1997, respectively. These generally consist of borrowings under the Federal Reserve Bank's treasury, tax and loan note option. Additionally, during the first nine months of 1997, the Company borrowed $1,750,000 from an unaffiliated financial institution for approximately three months to temporarily assist in funding the Lincoln Trail acquisition. This short-term borrowing was repaid from additional dividends paid by the Carlinville Bank to the Company in April, 1997.

        The following tables show the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and stockholders' equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on each category of interest-bearing liabilities for each of the periods reported.


                                                              First Nine Months of 1998
                                                ------------------------------------------------
                                                                Percent    Interest     Average
                                                   Average      of Total   Income/       Yield/
                                                   Balance       Assets    Expense       Rate
                                                   -------      --------   --------     -------
ASSETS
Earning assets:
   Loans (1) (2) (3)                            $116,837,878      57.02%  $ 7,792,824     8.95%
   Investment securities, at amortized cost:
      Taxable                                     48,102,731       23.47    2,171,964     6.06
      Nontaxable (3)                              12,052,964        5.88      713,150     7.94
      Federal funds sold                          12,800,773        6.25      521,439     5.47
                                                ------------      ------  -----------
         Total earning assets                    189,794,346       92.62   11,199,377     7.92
                                                ------------      ------  -----------    -----
                                                                                         -----

Nonearning assets:
   Cash and due from banks                         5,030,211        2.45
   Reserve for possible loan losses               (1,000,827)      (0.49)
   Premises and equipment                          2,420,302        1.18
   Available-for-sale investment
      market valuation                               653,387        0.32
   Other assets                                    8,014,931        3.92
                                                ------------      ------
         Total nonearning assets                  15,118,004        7.38
                                                ------------      ------
            Total assets                        $204,912,350      100.00%
                                                ------------      ------
                                                ------------      ------
LIABILITIES
Interest-bearing liabilities:
   Interest-bearing transaction accounts        $ 25,476,230       12.43%     495,655     2.61%
   Savings                                        22,049,403       10.76      541,993     3.30
   Time deposits of $100,000 or more              18,539,638        9.05      804,481     5.82
   Other time deposits                            91,290,999       44.55    3,883,456     5.71
   Securities sold under repurchase
      agreements                                   7,379,484        3.60      275,455     5.01
   Other short-term borrowings                       530,975        0.26       21,735     5.49
                                                ------------      ------  -----------
         Total interest-bearing liabilities      165,266,729       80.65    6,022,775     4.89
                                                                          -----------    -----
Noninterest-bearing deposits                      16,715,978        8.16                 -----
Other liabilities                                  1,699,678        0.83
                                                ------------      ------
         Total liabilities                       183,682,385       89.64
SHAREHOLDERS' EQUITY                              21,229,965       10.36
                                                ------------      ------
   Total liabilities and shareholders' equity   $204,912,350      100.00%
                                                ------------      ------
                                                ------------      ------
   Net interest income/net yield
      on earning assets                                                   $ 5,176,602     3.66%
                                                                          -----------    -----
                                                                          -----------    -----

                                                                                     (Continued)


                                                              First Nine Months of 1997
                                                ------------------------------------------------
                                                                Percent    Interest     Average
                                                   Average      of Total   Income/       Yield/
                                                   Balance       Assets    Expense       Rate
                                                   -------      --------   --------     -------
ASSETS
Earning assets:
   Loans (1) (2) (3)                            $102,371,544      52.95%  $ 6,796,736     8.91%
   Investment securities, at amortized cost:
      Taxable                                     53,990,078       27.92    2,433,969     6.05
      Nontaxable (3)                              12,575,226        6.50      799,927     8.54
      Federal funds sold                          10,564,228        5.47      415,018     5.27
                                                ------------      ------  -----------
         Total earning assets                    179,501,076       92.84   10,455,650     7.81
                                                ------------      ------  -----------    -----
                                                                                         -----
Nonearning assets:
   Cash and due from banks                         4,689,327        2.43
   Reserve for possible loan losses               (1,328,273)      (0.69)
   Premises and equipment                          2,556,294        1.32
   Available-for-sale investment
      market valuation                               135,183         .07
   Other assets                                    7,801,066        4.03
                                                ------------      ------
         Total nonearning assets                  13,853,597        7.16
                                                ------------      ------
         Total assets                           $193,354,673      100.00%
                                                ------------      ------
                                                ------------      ------
LIABILITIES
Interest-bearing liabilities:
   Interest-bearing transaction accounts        $ 25,113,258       12.99%     503,841     2.69%
   Savings                                        20,374,366       10.54      467,347     3.08
   Time deposits of $100,000 or more              13,271,344        6.86      550,406     5.57
   Other time deposits                            86,871,743       44.93    3,619,137     5.59
   Securities sold under repurchase
      agreements                                   8,488,686        4.39      302,036     4.77
   Other short-term borrowings                     1,148,777        0.59       55,897     6.53
                                                ------------      ------  -----------
         Total interest-bearing liabilities      155,268,174       80.30    5,498,664     4.75
                                                                          -----------    -----
Noninterest-bearing deposits                      15,347,163        7.94                 -----
Other liabilities                                  2,629,928        1.36
                                                ------------      ------
         Total liabilities                       173,245,265       89.60
SHAREHOLDERS' EQUITY                              20,109,408       10.40
                                                ------------      ------
   Total liabilities and shareholders' equity   $193,354,673      100.00%
                                                ------------      ------
                                                ------------      ------
   Net interest income/net yield
      on earning assets                                                   $ 4,946,986     3.70%
                                                                          -----------    -----
                                                                          -----------    -----

                                                                                     (Continued)

                                                              Third Quarter of 1998
                                                ------------------------------------------------
                                                                Percent    Interest     Average
                                                   Average      of Total   Income/       Yield/
                                                   Balance       Assets    Expense       Rate
                                                   -------      --------   --------     -------
ASSETS
Earning assets:
   Loans (1) (2) (3)                            $119,149,244       57.52% $ 2,696,847     9.08%
   Investment securities, at amortized cost:
      Taxable                                     48,338,753       23.33      728,699     6.05
      Nontaxable (3)                              11,943,552        5.77      223,379     7.50
      Federal funds sold                          12,494,522        6.03      170,247     5.47
                                                ------------      ------  -----------
         Total earning assets                    191,926,071       92.65    3,819,172     7.98
                                                ------------      ------  -----------    -----
                                                                                         -----
Nonearning assets:
   Cash and due from banks                         5,129,133        2.48
   Reserve for possible loan losses                 (913,362)      (0.44)
   Premises and equipment                          2,512,756        1.21
   Available-for-sale investment
      market valuation                               494,788        0.24
   Other assets                                    8,007,228        3.86
                                                ------------      ------
         Total nonearning assets                  15,230,543        7.35
                                                ------------      ------
              Total assets                      $207,156,614      100.00%
                                                ------------      ------
                                                ------------      ------

LIABILITIES
Interest-bearing liabilities:
   Interest-bearing transaction accounts        $ 26,125,115       12.61%     166,911     2.56%
   Savings                                        22,035,801       10.64      184,967     3.37
   Time deposits of $100,000 or more              20,188,521        9.75      291,934     5.80
   Other time deposits                            92,045,551       44.43    1,316,625     5.74
   Securities sold under repurchase
      agreements                                   6,223,666        3.00       78,775     5.08
   Other short-term borrowings                       493,694        0.24        6,541     5.31
                                                ------------      ------  -----------
         Total interest-bearing liabilities      167,112,348       80.67    2,045,753     4.91
                                                                          -----------    -----
Noninterest-bearing deposits                      16,949,629        8.18
Other liabilities                                  1,737,574        0.84
                                                ------------      ------
              Total liabilities                  185,799,551       89.69
SHAREHOLDERS' EQUITY                              21,357,063       10.31
                                                ------------      ------
   Total liabilities and shareholders' equity   $207,156,614      100.00%
                                                ------------      ------
                                                ------------      ------
   Net interest income/net yield
      on earning assets                                                   $ 1,773,419     3.71%
                                                                          -----------    -----
                                                                          -----------    -----

                                                                                     (Continued)


                                                              Third Quarter of 1997
                                                ------------------------------------------------
                                                                Percent    Interest     Average
                                                   Average      of Total   Income/       Yield/
                                                   Balance       Assets    Expense       Rate
                                                   -------      --------   --------     -------
ASSETS
Earning assets:
   Loans (1) (2) (3)                            $105,022,283       54.82% $ 2,371,958     9.06%
   Investment securities, at amortized cost:
      Taxable                                     53,637,260       28.00      804,475     6.02
      Nontaxable (3)                              12,909,197        6.74      270,917     8.42
      Federal funds sold                           7,205,655        3.75      101,784     5.67
                                                ------------      ------  -----------
         Total earning assets                    178,774,395       93.31    3,549,134     7.96
                                                ------------      ------  -----------    -----
                                                                                         -----

Nonearning assets:
   Cash and due from banks                         4,346,200        2.27
   Reserve for possible loan losses               (1,087,172)      (0.57)
   Premises and equipment                          2,543,578        1.33
   Available-for-sale investment
      market valuation                               393,778        0.21
   Other assets                                    6,621,818        3.45
                                                ------------      ------
         Total nonearning assets                  12,818,202        6.69
                                                ------------      ------
         Total assets                           $191,592,597      100.00%
                                                ------------      ------
                                                ------------      ------

LIABILITIES
Interest-bearing liabilities:
   Interest-bearing transaction accounts        $ 24,559,516       12.82%     168,758     2.76%
   Savings                                        19,809,816       10.34      152,047     3.08
   Time deposits of $100,000 or more              14,568,932        7.60      209,253     5.76
   Other time deposits                            88,383,467       46.13    1,262,144     5.73
   Securities sold under repurchase
      agreements                                   7,807,716        4.08       99,424     5.11
   Other short-term borrowings                       585,503        0.30        8,277     5.67
                                                ------------      ------  -----------
         Total interest-bearing liabilities      155,714,950       81.27    1,899,903     4.89
                                                                          -----------    -----
Noninterest-bearing deposits                      15,128,162        7.90                 -----
Other liabilities                                    976,661        0.51
                                                ------------      ------
              Total liabilities                  171,819,773       89.68
SHAREHOLDERS' EQUITY                              19,772,824       10.32
                                                ------------      ------
   Total liabilities and shareholders' equity   $191,592,597      100.00%
                                                ------------      ------
                                                ------------      ------
   Net interest income/net yield
      on earning assets                                                   $ 1,649,231     3.70%
                                                                          -----------    -----
                                                                          -----------    -----

_______________
(1)  Interest includes loan fees.

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


                                                                              FIRST NINE MONTH PERIODS
                                                    ------------------------------------------------------------------------------
                                                                            Amount of Increase (Decrease)
                                                    ------------------------------------------------------------------------------
                                                             Change From 1997                           Change From 1996
                                                              to 1998 Due to                             to 1997 Due to
                                                    -------------------------------------     ------------------------------------
                                                     Volume        Yield/                        Volume       Yield/
                                                       (1)        Rate (2)         Total           (1)       Rate (2)     Total
                                                    --------     ---------       --------     ----------    ---------   ----------
INTEREST INCOME:
Loans                                               $965,418     $  30,670       $996,088     $1,574,678    $ (5,928)   $1,568,750
                                                    --------     ---------       --------     ----------    ---------   ----------
Investment securities:
   Taxable                                          (266,049)        4,044       (262,005)     1,270,242       1,923     1,272,165
   Nontaxable                                        (32,239)      (54,538        (86,777)        55,270     (29,051)       26,219
                                                    --------     ---------       --------     ----------    ---------   ----------
      Total interest securities                     (298,288)      (50,494)      (348,782)     1,325,512     (27,128)    1,298,384
                                                    --------     ---------       --------     ----------    ---------   ----------

Federal funds sold                                    90,244        16,177        106,421        137,805     (12,110)      125,695
                                                    --------     ---------       --------     ----------    ---------   ----------
      Total interest income                          757,374        (3,647)       753,727      3,037,995     (45,166)    2,992,829
                                                    --------     ---------       --------     ----------    ---------   ----------

INTEREST EXPENSE:
Interest bearing transaction
   accounts                                            7,152       (15,338)        (8,186)       166,256       5,085       171,341
Savings                                               39,943        34,703         74,646        146,907       9,592       156,499
Time deposits of $100,000
   or more                                           228,266        25,809        254,075         62,881      17,773        80,654
Other time deposits                                  185,880        78,439        264,319      1,495,605     (31,036)    1,464,569
                                                    --------     ---------       --------     ----------    ---------   ----------
      Total deposits                                 461,241       123,613        584,854      1,871,649       1,414     1,873,063
Securities sold under
   repurchase agreements                             (41,194)       14,613        (26,581)        78,573      (4,318)       74,255
Other short-term borrowings                          (26,357)       (7,805)       (34,162)        31,991       8,414        40,405
                                                    --------     ---------       --------     ----------    ---------   ----------
   Total interest expense                            393,690       130,421        524,111      1,982,213       5,510     1,987,723
                                                    --------     ---------       --------     ----------    ---------   ----------

Net interest income                                 $363,684     $(134,068)      $229,616     $1,055,782    $(50,676)   $1,005,106
                                                    --------     ---------       --------     ----------    ---------   ----------
                                                    --------     ---------       --------     ----------    ---------   ----------

                                                                                                                        (Continued)

                                                                                THIRD QUARTER PERIODS
                                                    ------------------------------------------------------------------------------
                                                                            Amount of Increase (Decrease)
                                                    ------------------------------------------------------------------------------
                                                             Change From 1997                           Change From 1996
                                                              to 1998 Due to                             to 1997 Due to
                                                    -------------------------------------     ------------------------------------
                                                     Volume        Yield/                        Volume       Yield/
                                                       (1)        Rate (2)         Total           (1)       Rate (2)     Total
                                                    --------     ---------       --------     ----------    ---------   ----------
INTEREST INCOME:
Loans                                               $319,643     $   5,246       $324,889     $  568,674    $(20,345)   $  548,329
                                                    --------     ---------       --------     ----------    ---------   ----------
Investment securities:
   Taxable                                           (79,859)        4,083        (75,776)       429,560      (9,077)      420,483
   Nontaxable                                        (19,319)      (28,219)       (47,538)        23,418     (11,491)       11,927
                                                    --------     ---------       --------     ----------    ---------   ----------
      Total interest securities                      (99,178)      (24,136)      (123,314)       452,978     (20,568)      432,410
                                                    --------     ---------       --------     ----------    ---------   ----------

Federal funds sold                                    72,255        (3,792)        68,463         34,928      (1,591)       33,337
                                                    --------     ---------       --------     ----------    ---------   ----------
      Total interest income                          292,720       (22,682)       270,038      1,056,580     (42,504)    1,014,076
                                                    --------     ---------       --------     ----------    ---------   ----------

INTEREST EXPENSE:
Interest bearing transaction
   accounts                                           10,724       (12,571)        (1,847)        59,425       4,543        63,968
Savings                                               17,911        15,009         32,920         47,273       2,094        49,367
Time deposits of $100,000
   or more                                            81,219         1,462         82,681         38,953       9,654        48,607
Other time deposits                                   52,279         2,202         54,481        531,121      (1,299)      529,822
                                                    --------     ---------       --------     ----------    ---------   ----------
      Total deposits                                 162,133         6,102        168,235        676,772      14,992       691,764
Securities sold under
   repurchase agreements                             (20,068)         (581)       (20,649)        26,633       1,913        28,546
Other short-term borrowings                           (1,923)          187         (1,736)         2,055       1,259         3,314
                                                    --------     ---------       --------     ----------    ---------   ----------
      Total interest expense                         140,142         5,708        145,850        705,460      18,164       723,624
                                                    --------     ---------       --------     ----------    ---------   ----------

Net interest income                                 $152,578     $ (28,390)      $124,188     $  351,120    $(60,668)   $  290,452
                                                    --------     ---------       --------     ----------    ---------   ----------
                                                    --------     ---------       --------     ----------    ---------   ----------

_______________

(1)  Change in volume multiplied by yield/rate of prior year.
(2)  Change in yield/rate multiplied by volume of prior year.

NOTE: The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR POSSIBLE LOAN LOSSES

        A significant determinant of the Company's operating results is the level of loan losses and the provision for possible loan losses charged to operations. During the first nine months of 1998, the Company recorded a provision for possible loan losses of $240,000, with $30,000 of this amount recorded in the third quarter of 1998. The Company did not record a provision during the first six months of 1997, and recorded a provision of $30,000 in the third quarter of 1997. Following is a summary of the activity in the Company's reserve for possible loan losses for the first nine months of 1998 and 1997, and the third quarters of 1998 and 1997:


                                       First Nine Months        Third Quarter
                                   ------------------------  --------------------
                                      1998          1997       1998       1997
                                   ----------   -----------  --------  ----------
Balance at beginning of period     $1,098,038   $   800,418  $915,370  $1,105,674
Reserve for possible loan losses
   of acquired subsidiary               -         1,183,535      -          -
Provision for possible loan losses
   charged to operations              240,000        30,000    30,000      30,000
Charge-offs during period            (507,798)   (1,090,275)  (50,304)   (111,323)
Recoveries during period               81,108       171,019    16,282      70,346
                                   ----------   -----------  --------  ----------
Balance at end of period           $  911,348   $ 1,094,697  $911,348  $1,094,697
                                   ----------   -----------  --------  ----------
                                   ----------   -----------  --------  ----------

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

        The reserve for possible loan losses at September 30, 1998 was 0.76% of net outstanding loans. Nonperforming loans totaled approximately $1,097,000 at September 30, 1998, resulting in a reserve coverage of nonperforming loans of 83.08%. Total nonperforming loans at December 31, 1997 totaled $1,107,121, with a reserve coverage on that date of 99.2%. Company management believes the reserve for possible loan losses allocated for such loans is adequate when the underlying collateral values on such credits is considered.

When the Company acquired Palmer Bank on January 24, 1997 in connection with the acquisition of Lincoln Trail, the Bank was undercapitalized, due primarily to a significant level of problem loans in the Palmer Bank portfolio made prior to the Company's acquisition thereof. Prior to the acquisition, Palmer Bank increased its reserve for possible loan losses to $1,183,535 or 5.18% of the net outstanding loans in the portfolio on the acquisition date. In the ensuing months, as Company and Palmer Bank management began to work through these problem loans, $968,372 of charge-offs were recorded at Palmer Bank, with $115,275 of recoveries received, for the year ended December 31, 1997. The level of nonaccrual loans at Palmer Bank at December 31, 1997 was $545,949, compared with $1,494,585 on the acquisition date. Nonaccrual loans at Palmer Bank at September 30, 1998 were $297,000. While Company management believes this clean-up effort was substantially completed by December 31, 1997, certain additional loans, all of which had been identified and reserved for at December 31, 1997, were charged off during the first nine months of 1998. During the third quarter of 1998, the Company recorded net charge-offs of $34,022, and replenished the reserve for possible loan losses with a provision charged to expense of $30,000. Company management believes the reserve for possible loan losses of $911,348 at September 30, 1998 is adequate to absorb the potential exposure presently inherent in the loan portfolio.

        The Company had no loans to any foreign countries at September 30, 1998, nor did it have any concentration of loans to any industry, other than the agricultural industry on September 30, 1998. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts. Additionally, the Company had no other interest-earning assets which were considered to be risk element assets at September 30, 1998.

        At September 30, 1998, the Company had loans outstanding to the agricultural sector of approximately $42,116,000, which comprised 35.14% of the Company's total loan portfolio. Additionally, the Company's direct financing leases involve agricultural equipment which is being leased to local farmers. The Company's agricultural credits are concentrated in Macoupin, Montgomery, Christian and Sangamon counties in central Illinois, and are generally fully-secured with either growing crops, farmland, livestock, and/or machinery and equipment. Additionally, the Company's lending personnel work with their agricultural borrowers to monitor cash flow capabilities.

NONINTEREST INCOME

        Total noninterest income for the first nine months of 1998 increased $312,269 (35.19%) to $1,199,642 from the $887,373 recorded for the first nine months of 1997. Total noninterest income for the third quarter of 1998 decreased $123,385 (29.86%) to $289,765 from the $413,150 recorded for the third quarter of 1997. Several factors caused these period-to-period increases, including the following:

     - The results for the first nine months of 1997 included the operations of Palmer Bank from January 24, 1997 forward. Accordingly, the first nine months of 1998 included a full period of Palmer Bank operations, while the first nine months of 1997 excluded the Palmer Bank operations for most of the first month.

     - During 1997, the Carlinville Bank introduced a fee-based commercial checking product which has proven quite successful. This program was in place for the entire 1998 period, while only being in place for a portion of the first nine months of 1997.

     - In 1997, the Company established a mortgage banking department, which originates loans for sale in the secondary market. This program was in place for the entire 1998 period, while only in a start-up mode during the first nine months of 1997.

     - Other noninterest income for the first nine months of 1998 and third quarter of 1998 included $40,090 and $13,490, respectively for the increase in cash surrender value on life insurance policies purchased in connection with the Directors' Incentive Deferral Plan adopted in December 1997. This plan was adopted for certain of the Carlinville Bank's directors, allowing such directors to defer their current compensation earned as directors, with the Carlinville Bank agreeing to pay to such directors, or their designated beneficiaries or survivors, the total amount of deferred compensation plus accumulated interest at or following retirement. Under the plan, interest is added to the accumulated deferred compensation at a periodic compound rate equal to the Carlinville Bank's return on equity before such interest charges. To fund the individual agreements with each director covered under the plan, the Carlinville Bank purchased flexible premium universal life insurance policies on the lives of such directors (payable upon death to the Carlinville
          Bank), and paid a single one-time premium at the inception of the policies totaling $910,000. No other payments or premiums are required of the Carlinville Bank. Each life insurance policy has a cash surrender value feature which allows the Carlinville Bank to receive an amount in cash upon cancellation or lapse of the policy. The cash surrender value of the policies, which is included in other assets in the consolidated balance sheet, increases monthly, based upon an interest factor, net of mortality, administration and early termination costs that are inherent in the contracts.

     - The Company had net securities gains of $311,943 and $3,589 for the first nine months of 1998 and third quarter of 1998, respectively, compared with $190,807 and $171,144 for the first nine months and third quarter of 1997, respectively. Approximately $9,000 of the net gains for the first nine months of 1997 were recorded at Palmer Bank shortly after the Company's acquisition thereof, on sales made to restructure the portfolio in line with the Company's investment strategies. The Company recorded gains of $134,428 and $169,614, in the first and second quarters of 1998, respectively, and $170,483 in the third quarter of 1997, on three separate sales of a mutual fund investment made thereby. In late 1995 and throughout 1996, the Company invested a total of $1,000,000 in a mutual fund comprised of regional bank stocks. With the banking consolidation and strong market performance by regional banks occurring during the past few years, this fund appreciated significantly. By year-end 1996, the fund had appreciated to $1,215,719. By June 1997, the fund had appreciated further to $1,446,915, and shortly thereafter, the Company sold a portion of the fund to invest $450,000 in a similar fund, recording a gain of $170,483 in the process. During the first quarter of 1998, the Company sold $330,000 of the fund investment and injected the proceeds into Palmer Bank to increase its capital, recording a $134,428 gain on the sale. In the second quarter of 1998, the Company sold an additional $375,000 of the funds, again injecting the proceeds into Palmer Bank to increase its capital, recording a gain of $169,614. The regional bank stock mutual fund investments are included in the Company's available-for-sale securities and, at September 30, 1998, had a fair value and amortized cost of $1,095,553 and $834,506, respectively.

NONINTEREST EXPENSE

        Noninterest expense for the first nine months of 1998 increased $196,118 (5.69%) to $3,645,072 from the $3,448,954 recorded for the first nine months of 1997. Noninterest expense for the third quarter of 1998 increased $31,584 (2.69%) to $1,205,055 from the $1,173,471 recorded for the third quarter of 1997. Several factors caused these period-to-period increases, including the following:

     -    The results of the first nine months of 1997 included the Palmer
          Bank from January 24, 1997 forward. Accordingly, the first nine months of 1998 included operating expenses of Palmer Bank for the entire period, while the first nine months of 1997 excluded the Palmer
          Bank operations for the first 24 days of the period.

     - During the second quarter of 1997, the Company established its mortgage banking operations and the related expenses thereof are included for only a portion of 1997, but for the entire period in 1998.

     - During the second half of 1997, the Company upgraded its management personnel at Palmer Bank, resulting in increased operating expense.

INCOME TAXES

        Applicable income taxes for the first nine months of 1998 increased $58,572 (10.63%) to $609,333 from the $550,761 recorded for the first nine months of 1997. Applicable income taxes for the third quarter of 1998 increased $982 (0.47%) to $210,479 from the $209,497 recorded for the third quarter of 1997. The effective tax rates for the first nine months of 1998 and 1997 were 27.07% and 26.22%, respectively, and 27.78% and 27.16% for the third quarters of 1998 and 1997, respectively. The changes in the levels of effective tax related primarily to the level of state tax-exempt U.S. agency securities on hand for the particular periods.

FINANCIAL CONDITION

        The Company's total assets increased $9,475,220 (4.81%) to $206,656,110 at September 30, 1998, from $197,180,890 at December 31, 1997.
This increase was due primarily to an influx of deposits.

        Total deposits increased $12,153,059 (7.25%) to $179,767,931 at
September 30, 1998 from $167,614,872 at December 31, 1997. This growth in deposits resulted primarily from the influx of deposits of customers from larger regional banks affected by the consolidation in the banking industry, as such customers looked for a bank with more personal service.

        Short-term borrowings decreased $4,515,164 (56.92%) to $3,417,717 at September 30, 1998 from $7,932,881 at December 31, 1997. These balances tend to have significant fluctuations depending upon the cash levels of the customers which use the cash management facilities of the Carlinville Bank through the purchase of securities under repurchase agreements. The Company believes these companies are experiencing strong operations again in 1998, resulting in excess cash. The level of Federal funds sold generally tracks with the level of securities sold under repurchase agreements; however, Federal funds sold actually increased $3,771,000 (44.74%) at September 30, 1998 to $12,200,000 from $8,429,000 at December 31, 1997, as the funds available from the reduction in the investment portfolio at September 30, 1998 more than offset the reduction in short-term borrowings.

        Investment securities decreased $3,153,871 (5.00%) to $59,863,866 at September 30, 1998 from $63,017,737 at December 31, 1997. Proceeds from maturities and calls of and principal payments on debt securities were $24,260,575 for the first nine months of 1998, of which $21,836,569 were reinvested in debt securities. The low interest rate environment has provided the Company less attractive investment opportunities and, as such, more funds have been temporarily shifted to Federal funds sold, to be subsequently invested in anticipated loan growth. The total fair value of the Company's investment portfolio at September 30, 1998 was approximately $60,256,000, or 101% of the portfolio's book value on that date. The market valuation of the Company's investment securities portfolio at December 31, 1997 was 101% of the portfolio's book value.

        Total loans increased $7,960,805 (7.11%) to $119,886,014 at
September 30, 1998 from $111,925,209 at December 31, 1997. This increase resulted from the Company's increased lending capacity afforded a larger banking organization, as well as loan growth coming from new customers shifting their banking relationships away from the larger non-local banks in the Company's market area.

        The Company's capitalization remained at a strong level at June 30, 1998. Total capital was $21,742,014 or 10.52% of total assets at September 30, 1998, as compared with 10.36% at December 31, 1997.

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

        As of September 30, 1998, the Company and each of its banking subsidiaries were in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with risk-based capital guidelines. The Company's Tier 1, Total Capital and Leverage Ratios were 13.35%, 14.12% and 8.66%, respectively, at September 30, 1998.

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


                                                     Minimum Capital Ratios
                                         ------------------------------------------------
                                             Total           Tier 1
                                          Risk-Based       Risk-Based        Leverage
                                             Ratio           Ratio            Ratio
                                         --------------   --------------   --------------
     Well capitalized                          10%             6%               5%
     Adequately capitalized                     8              4                4
     Undercapitalized                     LESS THAN 8     LESS THAN 4      LESS THAN 4
     Significantly undercapitalized       LESS THAN 6     LESS THAN 3      LESS THAN 3
     Critically undercapitalized                *              *                *

     * critically undercapitalized institution is defined as having a tangible equity to total assets ratio of 2% or less

        Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver of the institution. The capital category of an institution also determined in part the amount of the premiums assessed against the institution for FDIC insurance. At September 30, 1998, each of the Company's banking subsidiaries were considered "well capitalized."

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

        Liquidity is primarily provided to the Company through earning assets, including Federal funds sold and maturities and principal payments in the investment portfolio, all funded through continued deposit growth. Secondary sources of liquidity available to the Company include the sale of securities included in the available-for-sale category (with a carrying value of $44,853,872 at September 30, 1998), and borrowing capabilities through the Federal Reserve Bank's seasonal borrowing privilege of $4.1 million maintained at the Carlinville Bank. Additionally, maturing loans also provide liquidity on an ongoing basis. Accordingly, the Company believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.

        Each of the Company's banking subsidiaries controls its own asset/liability mix within the constraints of its individual policies and loan and deposit structure, with overall guidance from the Company.

        The asset/liability management process, which involves structuring the consolidated balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company's consolidated interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of September 30, 1998, individually and cumulatively, through various time horizons (in thousands of dollars):



                                                                       Remaining Maturity if Fixed Rate;
                                                              Earliest Possible Repricing Interval if Floating Rate
                                                         --------------------------------------------------------------
                                                             3          Over 3        Over 1
                                                          months        months         year
                                                            or          through       through       Over 5
                                                           less        12 months      5 years       years         Total
                                                         --------      ---------     ---------     --------      ------
Interest-earning assets:
   Loans, net of unearned discount                       $ 34,485      $ 28,153      $ 48,632      $  8,583     $ 119,853
   Investment securities                                    8,351         4,990        24,018        22,505        59,864
   Other interest-earning assets                           12,200             -             -             -        12,200
                                                         --------      --------      --------      --------     ---------
      Total interest-earnings assets                     $ 55,036      $ 33,143      $ 72,650      $ 31,088     $ 191,917
                                                         --------      --------      --------      --------     ---------
                                                         --------      --------      --------      --------     ---------
Interest-bearing liabilities:
   Savings, and interest bearing
      transaction accounts                               $ 48,884      $      -      $      -      $      -       $48,884
   Time certificates of deposit of
      $100,000 or more                                     11,939         3,870         4,619             -        20,428
   All other time deposits                                 18,632        33,036        41,021             -        92,689
   Nondeposit interest-bearing
      liabilities                                           3,418             -             -             -         3,418
                                                         --------      --------      --------      --------     ---------
      Total interest-bearing
         liabilities                                     $ 82,873      $ 36,906      $ 45,640      $      -     $ 165,419
                                                         --------      --------      --------      --------     ---------
                                                         --------      --------      --------      --------     ---------
Gap by period                                            $(27,837)     $ (3,763)     $ 27,010      $ 31,088     $  26,498
                                                         --------      --------      --------      --------     ---------
                                                         --------      --------      --------      --------     ---------
Cumulative gap                                           $(27,837)     $(31,600)     $ (4,590)     $ 26,498     $  26,498
                                                         --------      --------      --------      --------     ---------
                                                         --------      --------      --------      --------     ---------
Ratio of interest-sensitive
   assets to interest-sensitive
   liabilities                                              0.66x         0.90x         1.59x                       1.16x
                                                         --------      --------      --------      --------     ---------
                                                         --------      --------      --------      --------     ---------
Cumulative ratio of interest-
   sensitive assets to interest-
   sensitive liabilities                                    0.66x         0.74x         0.97x         1.16x         1.16x
                                                         --------      --------      --------      --------     ---------
                                                         --------      --------      --------      --------     ---------

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

YEAR 2000 COMPLIANCE

        The Company utilizes and is dependent upon data processing hardware systems and banking application software to conduct its business. The data processing hardware systems and banking application software include those developed and maintained by the Company's data processing hardware providers and purchased banking application software which is run on in-house computer networks. The Year 2000 has posed a unique set of challenges to those industries reliant on information technology. As a result of methods employed by early programmers, many software applications and operational programs may be unable to distinguish the Year 2000 from the Year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or in the worst cases, the inability of the systems to continue to function altogether. Financial institutions are particularly vulnerable due to the industry's dependence on electronic data processing systems. In 1997, the Company started the process of identifying the hardware and software issues required to be addressed to assure Year 2000 compliance. The Company began by assessing the issues related to the Year 2000 and the potential for those issues to adversely affect the Company's operations and those of its subsidiaries.

        Since that time, the Company has established a Year 2000 management committee to deal with this issue. The management committee meets with and utilizes various representatives from key areas throughout the organization to aid in analysis and testing. It is the mission of this committee to identify areas subject to complications related to the Year 2000 and to initiate remedial measures designed to eliminate any adverse effects on the Company's operations. The committee has identified all mission-critical software and hardware that may be adversely affected by the Year 2000 and has required vendors to represent that the systems and products provided are or will be Year 2000 compliant.

        The Company licenses all software used in conducting its business from third party vendors. None of the Company's software has been internally developed. The Company has developed a comprehensive list of all software, all hardware and all service providers used by the Company. Every vendor has been contacted regarding the Year 2000 issue, and the Company continues to closely track the progress each vendor is making in resolving the problems associated with the issue. The Company's vendor of primary software (ITI) has maintained that its products have been Year 2000 compliant since their inception. Nevertheless, testing standards were formulated and comprehensive testing is now underway with an estimated completion date for testing of December 31, 1998. At November 6, 1998, the testing was seventy percent complete, with no defects reported. In addition, the Company continues to monitor all other major vendors of services to the Company for Year 2000 issues in order to avoid shortages of supplies and services in the coming months. The Company has not had any material delay regarding its information systems projects as a result of the Year 2000 project.

        The Company's main commercial banking relationship is with United Missouri Bank in St. Louis UMB correspondence indicates substantial progress with Year 2000 readiness.

        There are several third party utilities with which the Company has an important relationship, i.e., PNG Communications (phone service), and Illinois Power (electricity and natural gas). The Company has not identified any practical, long-term alternatives to relying on these companies for basic utility services. In the event that the utilities significantly curtailed or interrupted their services to the Company, it would have a significant adverse effect on the Company's ability to conduct its business.

        The Company is also in the process of testing such things as vault doors, alarm systems, networks, etc. and is not aware of any significant problems with such systems.

        The Company decided to consolidate computer processing among its three banks and benefit from economies of scale and from savings derived through conversion to check imaging. In the process Year 2000 testing on new equipment was actually simplified. Costs specific to Year 2000 remediation and testing are therefore not anticipated to be material. At the present time, no situations that will require material cost expenditures to become fully compliant have been identified. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

        It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers, and even the possible loss of electric power or phone service; however, such costs could be substantial.

        The Company is committed to a plan for achieving compliance, focusing not only on its own data processing systems, but also on its loan customers. The management committee has taken steps to educate and assist its customers with identifying their Year 2000 compliance problems. In addition, the management committee has proposed policy and procedure changes to help identify potential risks to the Company and to gain an understanding of how customers are managing the risks associated with the Year 2000. The Company is assessing the impact, if any, the Year 2000 will have on its credit risk and loan underwriting. In connection with potential credit risk related to the Year 2000 issue, the Company has contacted its large commercial loan customers regarding their level of preparedness for the Year 2000.

        The Company has developed contingency plans for various Year 2000 problems and continues to revise those plans based on testing results and vendor notifications.

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

      FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period earnings per share information presented. At June 30, 1998, the Company did not maintain a complex capital structure as defined by FAS 128. Accordingly, the basic earnings per share computed under FAS 128 does not differ from the earnings per share presented herein for the three and nine month periods ended September 30, 1998 and 1997.

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

RECENT REGULATORY DEVELOPMENTS/YEAR 2000

        The Federal banking regulators recently issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998 and apply to all FDIC-insured depository institutions, establish standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies. The guidelines are based upon guidance previously issued by the agencies under the auspices of the Federal Financial Institutions Examination Council (the "FFIEC"), but are not intended to replace or supplant the FFIEC guidance which will continue to apply to all federally insured depository institutions.

        The guidelines were issued under section 39 of the Federal Deposit Insurance Act, as amended (the "FDIA"), which requires the federal banking regulators to establish standards for the safe and sound operation of federally insured depository institutions. Under section 39 of the FDIA, if an institution fails to meet any of the standards established in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Such an order is enforceable in court in the same manner as a cease and desist order. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. In addition to the enforcement procedures established in section 39 of the FDIA, noncompliance with the standards established by the guidelines may also be grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

The Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission on June 26, 1998 (Registration No. 333-57917), relating to the acquisition of Shipman Bancorp, Inc. ("Shipman"). The registration statement was declared effective on August 12, 1998. The merger of Shipman into a wholly-owned subsidiary of the Company was approved by stockholders of Shipman at a special meeting held on September 15, 1998. The transaction was closed on October 1, 1998.

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

                                       CARLINVILLE NATIONAL BANK SHARES, INC.
                                       (Registrant)



                                       /s/  James T. Ashworth
                                       ---------------------------------------
                                       James T. Ashworth
                                       President and Principal Executive,
                                       Financial and Accounting Officer


Date:  November 13, 1998