Form 10-K405
period 1998-12-31
CARLINVILLE NATIONAL BANK SHARES INC/DE
filed 1999-03-31
CIK 753745

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                        Commission File Number: 333-57917


                     CARLINVILLE NATIONAL BANK SHARES, INC.
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                  37-1125050
 (State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporated or organization)

                  WEST SIDE SQUARE, CARLINVILLE, ILLINOIS 62626
               (Address of principal executive offices) (Zip Code)

                                 (217) 854-2674
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  / /    No /X/ *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days - $19,425,315, as of March 15, 1999.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 15, 1999, the registrant had outstanding 249,208 shares of common stock, $1.00 par value per share.

                     DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits are incorporated by reference - see Exhibit Index for listing thereof.

---------------
* Issuer became subject to the periodic reporting requirements of the Securities Exchange Act of 1934 on August 12, 1998, the effective date of the Issuer's Form S-4 Registration Statement.

                       CARLINVILLE NATIONAL BANK SHARES, INC.

                          1998 ANNUAL REPORT ON FORM 10-K

                                  TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                       ------
 PART I

   Item 1.    Business                                                                                    1
   Item 2.    Properties                                                                                 11
   Item 3.    Legal Proceedings                                                                          12
   Item 4.    Submission of Matters to a Vote of Security Holders                                        12


 PART II

   Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters                      12
   Item 6.    Selected Consolidated Financial Data                                                       13
   Item 7.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                    13
   Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                                 37
   Item 8.    Financial Statements and Supplementary Data                                                38
   Item 9.    Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure                                                                     73

 PART III

  Item 10.    Directors and Executive Officers of the Registrant                                         73
  Item 11.    Executive Compensation                                                                     75
  Item 12.    Security Ownership of Certain Beneficial Owners and Management                             76
  Item 13.    Certain Relationships and Related Transactions                                             77

 PART IV

  Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                           78

                                    PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

GENERAL

       Carlinville National Bank Shares, Inc. (the "Company"), founded in 1982, is a multi-bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA") which owns all of the issued and outstanding capital stock of Carlinville National Bank (the "Carlinville Bank"), Lincoln Trail Bancshares, Inc. ("Lincoln Trail"), and Shipman Bancorp, Inc. ("Shipman"). Lincoln Trail owns all of the issued and outstanding stock of Palmer Bank. Shipman owns all of the issued and outstanding stock of Citizens State Bank ("Citizens Bank"). The Company also owns all of the issued and outstanding stock of Carlinville Tax Service, Inc., a subsidiary engaged in the preparation of tax returns and provision of bookkeeping services for various clients ("CTS"). At December 31, 1998, the Company had consolidated assets of approximately $266.1 million, deposits of approximately $229.9 million, and stockholders' equity of approximately $27.8 million.

       After serving the local community for 109 years from its single location in Carlinville, Illinois, on December 13, 1996, the Carlinville Bank purchased certain assets and assumed the liabilities of a branch facility in Hillsboro, Illinois, from an unaffiliated regional banking group (the "Hillsboro Branch"). Approximately five weeks later, the Company purchased all of the outstanding capital stock of Lincoln Trail and its wholly-owned subsidiary, Palmer Bank in Taylorville, Illinois. On October 1, 1998, the Company purchased all of the outstanding capital stock of Shipman and its wholly-owned subsidiary, Citizens Bank in Shipman, Illinois. These strategic acquisitions have transformed the Company from a single location, one bank holding company to a multi-bank holding company with seven locations.

THE BANKS

       The Carlinville Bank, Palmer Bank, and Citizens Bank (hereinafter referred to as "the Banks") engage in general full service retail banking within central and southwestern Illinois. Deposit products include certificates of deposit, individual retirement accounts and other time deposits, checking and other demand deposit accounts, NOW accounts, savings accounts and money market accounts. Loans include commercial and industrial, agricultural, real estate mortgage, consumer, home equity, leasing and lines of credit. Other products and services include VISA debit cards, automatic teller machines, safe deposit boxes and trust services. The Company continues to explore new products and services to meet the needs and demands of its customer base and to remain competitive with other financial institutions operating in its market areas.

       Although each of the Banks operates under the direction of its own board of directors, the Company has standard operating policies regarding asset/liability management, liquidity management, investment management, lending policies and deposit structure management. The Company has centralized certain operations where economies of scale can be achieved.

MARKET AREA

       The Company's primary market area includes the four counties of Macoupin, Montgomery, Christian and Sangamon in central and southwestern Illinois. The Carlinville Bank has offices in Carlinville (Macoupin County) and Hillsboro (Montgomery County), while Palmer Bank has offices in Palmer and Taylorville (Christian County), and in Chatham (Sangamon County). Citizens Bank has offices in Shipman and Brighton (Macoupin County). Citizens Bank also maintains an automated teller machine in Bunker Hill (Macoupin County). While the local economies of this area are somewhat diverse, the primary industry of the four-county area is agriculture. The four counties served by the Banks include some of the richest and most fertile soil in the Midwest and the primary agricultural commodities are corn and soybeans.

       The city of Carlinville has a population of approximately 5,500 and is the county seat of Macoupin County. While agriculture is a primary focus in Macoupin County, there are several other non-agricultural employers located in Carlinville. Monterey Coal Company employs 330 people, Carlinville Area Hospital employs 185 people, Curry Ice and Coal Company employs 175 people, Lippold and Arnett employs 135 people, Prairie Farms Dairy employs 128 people and the Carlinville School District employs 100 people.

       The city of Hillsboro has a population of approximately 4,500 and is the county seat of Montgomery County.

       The city of Taylorville has a population of approximately 11,500 and is the county seat of Christian County.

       The town of Palmer, also located in Christian County, has a population of 275. Palmer has few employers and most of the residents in the surrounding community are engaged in agriculture.

       The city of Chatham has a population of 8,000 and is located in Sangamon County, approximately five miles south of Springfield, the Illinois state capital. Chatham primarily serves as a "bedroom community" for the nearby city of Springfield. Most of the residents of Chatham are employed by state government agencies and other businesses located in and around Springfield. The local economy in Chatham is very stable because of the large number of jobs generated by the state government. Springfield also has a relatively large number of employment opportunities in the health care, education and insurance fields.

       The town of Shipman has a population of approximately 625. Agriculture is the primary industry with the largest employer being Shipman Elevator Company.

       The town of Brighton has a population of approximately 3,800. Brighton is a growing "bedroom community" of Jerseyville and Godfrey, Illinois. Godfrey is considered part of the St. Louis metropolitan area. Brighton has few employers, with most of its residents working in either Jerseyville, Godfrey or Alton, Illinois, and/or engaged in agriculture.

GROWTH STRATEGY

       The Company seeks to diversify both its market area and asset base while increasing profitability through selected acquisitions and internal expansion. The Company's goal, as reflected by its acquisition policy, is to expand through the acquisition of established financial service organizations, primarily commercial banks or thrifts, to the extent suitable candidates can be identified and acceptable business terms negotiated. Although not actively seeking additional acquisitions at this time, the Company intends to continue exploring opportunities for acquisitions and expansion as they may arise. It is not presently known whether, or on what terms, such discussions would result in further acquisitions.

       Any interest the Company would have in additional acquisitions or expansion would most likely be focused on traditional community banks and thrifts located in stable and growing areas located in central and southwestern Illinois. At this time, a large number of such financial institutions are located within this geographic area. It is possible, however, that as a result of consolidation within the banking industry generally, as well as in the Company's current market areas, the Company may in the future look beyond these geographic areas for acquisition opportunities. In addition to price and terms, other factors considered by the Company in determining the desirability of an acquisition candidate are financial condition, earnings potential, quality of management, market area and competitive environment.

       The Company's Board of Directors may in the future consider establishing branches, loan production offices or other business facilities as a means of expanding its presence in current or new market areas. The Board may also investigate expansion into other lines of business closely related to banking if it believes these lines could be profitable without undue risk to the Company and if the Company can be competitive.

       The Company does not currently have any definite understandings or agreements for any acquisitions material to the Company. However, the Company anticipates that it will continue to grow in the future either internally, by acquisition or a combination of both. Notwithstanding such anticipation, there is no assurance that any further acquisitions will be made or that any branches or other offices will be established.

OPERATING STRATEGY

       Corporate policy, strategy and goals are established by the Company's Board of Directors. Pursuant to the Company's philosophy, operational and administrative policies for the Banks are also established by the Company. Within this framework, each of the Banks focuses on providing personalized services and quality products to its customers to meet the needs of the communities which it serves.

       The Company operates its banking subsidiaries as traditional community banks with conveniently-located facilities and professional, highly-motivated staffs which are active in the communities in which they are located. The Company focuses on long-term relationships with customers and provides individualized quality service. As part of its community banking approach, the Company encourages officers of the Banks to actively participate in community organizations. In addition, within credit and rate of return parameters, the Company attempts to ensure that each of the Banks meets the credit needs of its communities and invests in local municipal obligations.

       The Company uses a variety of marketing strategies to attract and retain customers, with a particular emphasis on a strong sales culture within the Banks and an outside officer calling program. Officers of each of the Banks regularly call on customers and potential customers of the institutions to maintain and develop deposit and other special service relationships, including cash management, employee benefit plan administration and lock box and fiduciary services.

       The Company has an internal data processing division and has attempted to remain at the forefront of the banking industry in new technological innovations. The Company believes that retaining control of its data processing leads to decreased operating costs, more effective service to its customers and increased efficiencies. To provide a high level of customer service and to manage effectively its growth, acquisition and operating strategies, the Company also focuses on continued improvement of the Banks' internal operating systems.

LENDING ACTIVITIES

GENERAL

       The Banks provide a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies. These credit activities include agricultural, commercial, residential real estate and installment loans, as well as loan participations, leasing, lines of credit and purchases of municipal obligations. As more fully described below, commercial loans, as well as consumer loans and loans made for agricultural purposes, generally possess a greater repayment risk than do, for example, loans made for residential real estate.

       The Banks aggressively market their services to qualified lending customers. Lending officers actively solicit the business of new borrowers entering their market areas as well as long-standing members of the Banks' respective business communities. Through professional service and competitive pricing, the Banks have been successful in attracting new agricultural and commercial lending customers. The Banks also actively pursue consumer lending opportunities. Through convenient locations, advertising and customer communications, the Banks have been successful in capitalizing on the credit needs of their market areas.

COMMERCIAL LOANS

       The Banks have a strong commercial loan base and the Carlinville Bank in particular continues to be an active commercial lender in Macoupin County. The Banks' areas of emphasis include, but are not limited to, loans to wholesalers, manufacturers, building contractors, developers, business services companies and retailers.

The Banks provide a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. The majority of the Banks' commercial business loans have floating interest rates or reprice within one year. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. In most cases, the Banks have collateralized these loans and/or taken personal guarantees to help assure repayment.

       As the credit portfolios of the Banks have continued to grow, several changes have been made in their lending departments resulting in an overall increase in these departments' skill levels. Loan review personnel and commercial lenders interact with their respective bank's boards of directors each month. The Company has also established a separate loan review function to analyze credits of the Banks. Management has attempted to identify problem loans at an early stage and to aggressively seek a resolution of these situations.

AGRICULTURAL LOANS

       The Banks are active lenders to the agricultural industry. Agricultural loans continue to be emphasized by each of the Banks due to their concentration of customers in rural markets. Agricultural loans currently represent over 30% of the Company's consolidated loan portfolio. The Company's Board of Directors closely monitors its agricultural loan concentration. In connection with their agricultural lending, the Banks have remained close to their traditional geographical market areas. The majority of the Banks' outstanding agricultural operating and real estate loans primarily relate to ventures within 20 miles of their main or branch offices.

       Agricultural loans and direct financing leases, many of which are secured by crops, machinery and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. The loan departments of the Banks work closely with all agricultural customers, including companies and individual farmers, and assist in the preparation of budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely during the year and reviewed with agricultural customers at least once a year. In addition, the Banks work closely with governmental agencies, including the Farmers Home Administration, to assist agricultural customers in obtaining credit enhancement products such as loan guarantees.

       There are certain unique risks associated with agricultural lending. Repayment of such loans may be affected by commodity prices obtained for crops or livestock and the overall size of borrowers' yields, which is substantially dependent upon such factors as climate and weather during the growing seasons. Additionally, agricultural lending results in seasonal fluctuations in the level of loans and liquidity of the Banks. Agricultural loans generally increase in the early Spring and continue to grow until the current crops or livestock are sold, at which time the operating lines of credit are generally repaid. Term loans for equipment and real estate are generally also paid down at this time as well. Accordingly, the level of funds available in the form of Federal funds sold is generally higher upon receipt of loan payments and is generally at its lowest point late in the crop/livestock season.

REAL ESTATE MORTGAGE LOANS

       Mortgage lending has been a focal point of the Banks as each continues to build its real estate lending business. In 1997, the Company established a mortgage banking department inside the Banks to originate mortgage loans for sale in the secondary market. Additionally, prior to the Company's acquisition of Shipman, Citizens Bank had established secondary mortgage banking operations, which have continued to grow. Servicing rights are retained on certain of the loans originated and sold. In general, mortgage activity in 1998 and 1997 was active as low interest rates induced a large number of home owners to refinance existing homes and an equally large number of first time buyers to acquire or construct homes. In 1998 and 1997, the mortgage banking departments inside the Banks originated and sold into the secondary market approximately $16.5 and $9.4 million of mortgage loans, respectively. While the Banks do not require all of their residential mortgage loans to conform to the underwriting requirements of Freddie Mac and Fannie Mae, loans which the Banks intend to resell in the secondary market are underwritten according to such standards.
The Banks currently originate and resell approximately $1,300,000 per month of mortgage loans in the secondary market.

CONSUMER LENDING

       The Banks' consumer lending departments provide all types of consumer loans including motor vehicle, home improvement, home equity, student loans, signature loans and small personal credit lines. The Banks have entered into a contract with a non-affiliated third party to provide credit card processing for their operations. Through this program, the Banks have increased profits and augmented the cross-selling opportunities by increasing their marketing bases.

OTHER SERVICES

       CTS was originally established in 1995 to provide tax return preparation services for the local customers of the Carlinville Bank. Since that time, CTS has expanded to provide certain bookkeeping services for local clients as well. CTS is located in the main office of the Carlinville Bank in Carlinville. In 1998, CTS reported net income of approximately $5,000.

       The Banks also offer to their customers full service brokerage services through a third party brokerage house. These services are currently offered through the Company's offices in Carlinville and Hillsboro, and the Company is considering expanding operations to the offices of Palmer Bank in Taylorville, Palmer and Chatham, and Citizens Bank in Shipman and Brighton.

COMPETITION

       The Company encounters competition in all areas of its business pursuits. In order to compete effectively, to develop its market base, to maintain flexibility and to move in pace with changing economic and social conditions, the Company continuously refines and develops its products and services. The principal methods of competition in the financial services industry are price, service and convenience.

       The Banks' combined market area is highly competitive. There are approximately thirty-six other commercial banks that currently operate banking offices in the four-county area in which the Banks primarily operate. In addition, many other financial institutions based in the communities surrounding these counties also actively compete for customers with the Company's market areas. The Banks also face competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

       The Company competes for loans principally through the range and quality of the services to provides, interest rates and loan fees. The Company believes that its long-standing presence in the communities it serves and personal service philosophy enhance its ability to complete favorably in attracting and retaining individual and business customers. The Company actively solicits deposit-related clients and competes for deposits by offering customers personal attention, professional service and competitive interest rates.

EMPLOYEES

       At December 31, 1998, the Company employed approximately 100 full-time equivalent employees. The Company places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are covered by a collective bargaining agreement. The Company offers a variety of employee benefits and management considers its employee relations to be excellent.

                           SUPERVISION AND REGULATION

GENERAL

       Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company and Banks can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Office of the Comptroller of the Currency (the "OCC"), the Federal Deposit Insurance Corporation (the "FDIC"), the Illinois Commissioner of Banks and Real Estate (the "Commissioner"), the Internal Revenue Service and state taxing authorities, and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

       Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

       The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and its subsidiaries, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

RECENT REGULATORY DEVELOPMENTS

       PENDING LEGISLATION. Legislation has been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its banking subsidiaries remain well-capitalized and well-managed. At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the Company and its subsidiaries.

THE HOLDING COMPANIES

       GENERAL. The Company (as the sole shareholder of the Carlinville Bank, Lincoln Trail and Shipman), Lincoln Trail (as the sole shareholder of Palmer
Bank) and Shipman (as the sole shareholder of Citizens Bank) are bank holding companies. As bank holding companies, the Company, Lincoln Trail and Shipman are registered with, and are subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956 (the "BHCA"). In accordance with Federal Reserve policy, the Company, Lincoln Trail and Shipman are expected to act as a source of financial strength to their subsidiary banks and to commit resources to support their subsidiary banks in circumstances where they might not otherwise do so. Under the BHCA, the Company, Lincoln Trail and Shipman are subject to periodic examination by the Federal Reserve. The Company, Lincoln Trail and Shipman are also required to file with the Federal Reserve periodic reports of their operations and such additional information as the Federal Reserve may require.

       The Company, Lincoln Trail and Shipman are also subject to regulation by the Commissioner under the Illinois Bank Holding Company Act, as amended.

       INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

       The BHCA also generally prohibits the Company, Lincoln Trail and Shipman from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, the Company, Lincoln Trail, Shipman and their non-bank subsidiaries are permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

       Federal law also prohibits any person or company from acquiring "control" of a bank or a bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank or bank holding company.

       CAPITAL REQUIREMENTS. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

       The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the Company's reserve for possible loan losses.

       The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

       Under the Federal Reserve's guidelines, the capital standards described above apply on a consolidated basis to bank holding companies that have more than $150 million in total consolidated assets, but generally apply on a bank-only basis to bank holding companies that have less than $150 million in total consolidated assets. Both Lincoln Trail and Shipman have less than $150 million in total consolidated assets and, therefore, are not subject to the Federal Reserve's capital standards on a consolidated basis. The Company, however, has total consolidated assets in excess of $150 million and is subject to the Federal Reserve's capital standards on a consolidated basis. As of December 31, 1998, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve's minimum requirements, with a total risk-based capital ratio of 14.21% and a leverage ratio of 8.61%.

       DIVIDENDS. The Delaware General Corporation Law (the "DGCL") allows Delaware corporations, such as the Company, to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the corporation has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The Illinois Business Corporation Act, as amended, prohibits Illinois corporations, such as Lincoln Trail and Shipman, from paying a dividend if, after giving effect to the dividend: (i) the corporation would be insolvent; or (ii) the net assets of the corporation would be less than zero; or (iii) the net assets of the corporation would be less than the maximum amount then payable to shareholders of the corporation who would have preferential distribution rights if the corporation were liquidated.

       Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

       FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANKS

       GENERAL. Palmer Bank and Citizens Bank are Illinois-chartered banks, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). As BIF-insured, Illinois-chartered banks, Palmer Bank and Citizens Bank are subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois banks, and the FDIC, as administrator of the BIF.

       The Carlinville Bank is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of the Carlinville Bank are insured by the BIF of the FDIC, and the Carlinville Bank is a member of the Federal Reserve System. As a BIF-insured national bank, the Carlinville Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the chartering authority for national banks, and the FDIC, as administrator of the BIF.

       DEPOSIT INSURANCE. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

       During the year ended December 31, 1998, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 1999, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

       The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices, (ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of any of the Banks.

       FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a PRO RATA basis. During the year ended December 31, 1998, the FICO assessment rate for SAIF members ranged between approximately 0.061% of deposits and approximately 0.063% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.012% of deposits and approximately 0.013% of deposits.

       SUPERVISORY ASSESSMENTS. All Illinois banks and national banks are required to pay supervisory assessments to the Commissioner and the OCC, respectively, to fund the operations of the Commissioner and the OCC. The amount of the assessment paid by Illinois banks is calculated based on the institution's total assets, including consolidated subsidiaries, as reported to the Commissioner. The amount of the assessment paid by national banks is calculated using a formula which takes into account the bank's size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination).

       CAPITAL REQUIREMENTS. Under applicable regulations of the FDIC and the OCC, the Banks are subject to the following minimum capital standards: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (SEE "--The Holding Companies--Capital Requirements").

       The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the FDIC and the OCC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

       During the year ended December 31, 1998, none of the Banks was required by the its primary federal regulator to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1998, each of the Banks exceeded its minimum regulatory capital requirements, as follows:

                                                   TOTAL RISK-BASED                LEVERAGE
                                                    CAPITAL  RATIO               CAPITAL RATIO
                                                   ----------------              -------------
         Carlinville Bank                                13.81%                     8.20%

         Palmer Bank                                     12.02%                     7.23%
         Citizens Bank                                   15.85%                     9.86%

       Federal law and regulations provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 1998, each of the Banks was considered well-capitalized, as defined by federal regulations.

       Additionally, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default. Because the Banks are all directly or indirectly wholly-owned by the Company, the Banks are deemed to be commonly controlled.

       DIVIDENDS. Under the Illinois Banking Act, Illinois-chartered banks, such as Palmer Bank and Citizens Bank, may not pay, without prior regulatory approval, dividends in excess of their net profits. The National Bank Act also imposes limitations on the amount of dividends that may be paid by a national bank, such as the Carlinville Bank. Generally, a national bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank's year-to-date net income plus the bank's retained net income for the two preceding years.

       The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 1998. Notwithstanding the availability of funds for dividends, however, the payment of dividends by a financial institution may be restricted or prohibited by the institution's primary federal regulator based upon a finding that such payment would constitute an unsafe or unsound practice.

       INSIDER TRANSACTIONS. The Banks are subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to their respective directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Banks maintain a correspondent relationship.

       SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In addition, in October 1998, the federal banking regulators issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.

       In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

       BRANCHING AUTHORITY. Illinois banks, such as Palmer Bank and Citizens Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. National banks headquartered in Illinois, such as the Carlinville Bank, have the same branching rights in Illinois as banks chartered under Illinois law.

       Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate mergers beginning on June 1, 1997, subject to certain conditions, including a prohibition against interstate mergers involving an Illinois bank that has been in existence and continuous operation for fewer than five years.

       STATE BANK ACTIVITIES. Under federal law and FDIC regulations, FDIC insured state banks, such as Palmer Bank and Citizens Bank, are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of Palmer Bank or Citizens Bank.

       FEDERAL RESERVE SYSTEM. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $46.5 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $46.5 million, the reserve requirement is $1.395 million plus 10% of the aggregate amount of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment.

       Further information regarding the Company's business is discussed below in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.  PROPERTIES

       The principal offices of the Company are located in the Carlinville Bank's main office at West Side Square, Carlinville, Illinois 62626. This office is owned by the Carlinville Bank and consists of a two-story brick building constructed in the 1920's, all of which is occupied by the Carlinville Bank, the Company, and CTS. The Carlinville Bank has one other banking office located in Hillsboro, Illinois. The Carlinville Bank leases this facility under a five-year lease.

       Palmer Bank owns its main office located at 620 North Webster Street, Taylorville, Illinois. Palmer Bank has two other facilities, one located in Palmer and the other located in Chatham, Illinois. Palmer Bank owns its office in Palmer and leases its office in Chatham under a two-year lease.

       Citizens Bank owns its main office located at 111 Keating Street, Shipman, Illinois, which consists of a one-story building with 5,700 square feet of space. This facility includes a 24-hour automated teller machine. Citizens Bank also maintains a full service branch at 202 North Maple in Brighton, Illinois. Citizens Bank owns this one-story building with 1,850 square feet of space, which was constructed in 1994. This facility also includes a 24-hour full service automated teller machine. Citizens Bank also owns a automated teller machine inside the Short Stop convenience store located at 702 Washington, in Bunker Hill.

ITEM 3. LEGAL PROCEEDINGS

       From time to time, one or more of the Company's subsidiaries, including the Banks, becomes involved as plaintiff or defendant in various legal actions arising in the normal course of their respective businesses. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of Company management that there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party other than such ordinary routine litigation, the resolution of which would not reasonably be expected to have a material effect on the Company's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no items submitted to a vote of security holders in the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON STOCK AND RELATED SHAREHOLDER MATTERS

       There is no established public trading market for the Company's common stock. As of December 31, 1998, Common Stock was held of record by approximately 250 persons. To the knowledge of Company management, five sales of Company common stock occurred in 1997, involving an aggregate of 2,072 shares at prices ranging from $100 to $110 per share, and no sales of Company common stock occurred in 1998.

       The Company has paid the following dividends per share for the three year period ended December 31, 1998:

                 June 30, 1996                           $   1.25
                 December 31, 1996                           1.30
                 June 30, 1997                               1.35
                 December 31, 1997                           1.40
                 June 30, 1998                               1.45
                 December 31, 1998                           1.50
                                                             ----
                                                             ----

         In determining cash dividends, the Board of Directors considers the earnings, capital requirements, debt and dividend servicing requirements, financial ratio guidelines it has established, financial condition of the Company and other relevant factors. The Banks' ability to pay dividends to the Company and the Company's ability to pay dividends to its stockholders are also subject to certain regulatory restrictions.

         The Company has in the past paid regular cash dividends on the common stock. There can be no assurance, however, that any such dividends will be paid by the Company or that such dividends will not be reduced or eliminated in the future. The timing and amount of dividends will depend upon the earnings, capital requirements and financial condition of the Company and the Banks as well as the general economic conditions and other relevant factors affecting the Company and the Banks.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

       The following summary sets forth selected consolidated financial information as of and for the years ended December 31 of the years shown for the Company and its subsidiaries, which is derived from the consolidated financial statements included elsewhere herein. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere herein.

                                                         AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------------------------
                                             1998            1997            1996            1995            1994
                                             ----            ----            ----            ----            ----
Balance Sheet Items
  Investments in debt and
  equity securities                     $ 73,986,227    $ 63,017,737    $ 57,048,466    $ 34,977,570    $ 37,208,483
  Loans, net of unearned discount        152,599,692     111,878,149      79,378,828      78,947,722      75,468,178
  Reserve for possible loan losses         1,641,212       1,098,038         800,418       1,016,000       1,102,000
  Total assets                           266,055,279     197,180,890     150,097,191     129,697,057     134,880,107
  Total deposits                         229,925,936     167,614,872     126,839,285     104,585,623     107,040,910
  Long-term borrowings                     1,252,000            --              --              --              --
  Shareholders' equity                    27,754,123      20,433,635      18,585,779      17,163,453      15,630,833

Results of Operations
  Interest income                       $ 15,728,856    $ 13,746,293    $  9,724,896    $  9,267,174    $  8,162,651
  Interest expense                         8,568,029       7,433,808       4,761,039       4,452,634       3,568,536
                                        ------------    ------------    ------------    ------------    ------------
  Net interest income                      7,160,827       6,312,485       4,963,857       4,814,540       4,594,115
  Provision for possible loan losses         335,000         170,000            --              --              --
  Net income                               2,036,625       1,850,678       1,916,751       1,829,093       1,726,253

Per Share Data
  Net income                            $      10.07    $       9.93    $      10.31    $       9.84    $       9.31
  Cash dividends declared                       2.95            2.75            2.55            2.35            2.05
  Book value                                  111.37          109.56           99.98           92.33           84.08
  Tangible book value                          91.87           88.89           88.84           92.33           84.08

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following presents management's discussion and analysis of the consolidated financial condition and results of operations of the Company and its subsidiaries for each of the years in the three-year period ended December 31, 1998. This discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of the Company, and provides a more comprehensive review which is not otherwise apparent from the consolidated financial statements alone. This discussion should be read in conjunction with the above "Selected Consolidated Financial Data," and the Company's consolidated financial statements and the notes thereto and other financial data appearing elsewhere herein.

OVERVIEW

       Bank acquisitions have significantly changed the Company's consolidated financial position and results of operations during the three-year period ended December 31, 1998. Total assets increased to $266,055,279 at December 31, 1998, while loans and deposits increased to $152,599,692 and $229,925,936, respectively, at the end of 1998, primarily as a result of the Shipman acquisition. A year earlier, total assets had increased to $197,180,890 at December 31, 1997, while loans and deposits increased to $111,878,149 and $167,614,872, respectively at the end of 1997, primarily as a result of the acquisitions of the Hillsboro Branch and Lincoln Trail. With these three significant acquisitions, the Company has worked to affect the synergies of a larger organization, while maintaining the personal service of a local community bank at each of its banking facilities.

At December 31, 1998, the increases achieved in assets, loans and deposits have translated into a moderately increased earnings level, early in the Company's "transition" stage. Prior to the Hillsboro Branch acquisition in December 1996, the Company had operated as a one-bank holding company with one banking location for 109 years. With the recent acquisitions of the Hillsboro Branch, Lincoln Trail, and Shipman, the Company anticipates that much of 1999 will be devoted to effecting an orderly transition to a multi-bank holding company. However, Company management has committed that any transition efforts will go unnoticed by its banking customers, with no loss of the personal service levels at any of the banking subsidiaries.

       Net income for the year ended December 31, 1998 was $2,036,625, which represented an increase of $185,947, or 10.05%, from the 1997 income level of $1,850,678, which represented a decrease of $66,073, or 3.45%, from the 1996 net income of $1,916,751. Earnings per share for the years ended December 31, 1998, 1997 and 1996 were $10.07, $9.93, and $10.31, respectively. The
Company's earnings in 1998 and 1997 were impacted by the amortization of intangible assets incurred in connection with the Hillsboro Branch, Lincoln Trail, and Shipman acquisitions. Additionally, the acquisitions of the Hillsboro Branch and Lincoln Trail have lowered Company's loan-to-deposit ratio. The average loan-to-deposit ratio was 74.12% in 1996, 64.15% in 1997, and 67.34% in 1998. As more fully described herein, the acquisition of Lincoln Trail involved a bank which had experienced severe asset quality problems during the two years prior to the Company's acquisition thereof. The Company and Palmer Bank management spent considerable time and effort to resolve these problems in 1997 and 1998. Company management believes that a substantial portion of these problems are now behind them, allowing management to focus on more profitable endeavors.

       The Company continues to maintain a strong capital base, with consolidated Tier 1 regulatory capital of $22,389,470 at December 31, 1998, or 13.16% of risk-based assets, as computed by banking regulators. Cash dividends have continued to increase, growing 8.51% in 1996 to $2.55 per share, 7.84% in 1997 to $2.75 per share, and 7.27% in 1998 to $2.95 per share. Book value has continued to increase as well, growing 8.28% in 1996 to $99.98 per share, 9.58% in 1997 to $109.56, and 1.81% in 1998 to $111.37.
Following are certain other ratios generally followed in the banking industry for the Company for each of the years in the three-year period ended December 31, 1998.

                                                       AS OF AND FOR THE
                                                    YEARS ENDED DECEMBER 31,
                                                   -------------------------=
                                                    1998      1997      1996
                                                   ------    ------    ------
Percentage of net income to:
  Average total assets                              0.92%     0.96%     1.46%
  Average shareholders' equity                      8.88      9.31     10.65
Percentage of common dividends declared
  to net income per common share                   29.29     27.69     24.73
Percentage of average shareholders' equity
  to average total assets                          10.40     10.27     13.68


RESULTS OF OPERATIONS

NET INTEREST INCOME

       The Company's net interest income increased by $848,342 (13.44%) to $7,160,827 for the year ended December 31, 1998 from $6,312,485 for the year ended December 31, 1997, which was $1,348,628 (27.16%) higher than the net interest income for the year ended December 31, 1996. These increases, however, did not translate into an increased net interest margin, as the Company's net interest margin has declined from 4.20% in 1996, to 3.67% in 1997, to 3.70% in 1998.

       Average earning assets in 1998 increased by $22,722,116 (12.55%) to $203,826,009. Average earning assets in 1997 increased by $56,024,657 (44.79%)
to $181,103,893 from the $125,079,236 of average earning assets in 1996. The percentage of average earning assets comprised of loans, which is the Company's highest earning asset, declined during this same three-year period. In 1995, average loans as a percentage of average earning assets was 64.1%. In 1996, this percentage declined to 62.76%; in 1997, after completing the Hillsboro

Branch and Lincoln Trail acquisitions mentioned above, the percentage declined to 57.78%; while rebounding somewhat in 1998 to 61.77%. With an average tax-effective yield of 8.93% earned on loans in 1998, compared with a weighted average tax-effective yield of 6.25% earned on other interest earning assets in 1998, for every $1,000,000 which would have been channeled into loans instead of other interest earning assets, the Company's net interest income on a tax equivalent basis would have increased approximately $26,800. Accordingly, a shift of $10,000,000 from investment securities to loans would have equated to an increase in pretax income of $268,000. This is one of the Company's primary goals in transitioning from a one-bank to a multi-bank holding company, i.e., more effective deployment of the consolidated assets and liabilities by increasing the percentage of loans comprising total earning assets.

       With the aforementioned acquisition of the Hillsboro Branch, the Company assumed approximately $24.4 million of deposits and acquired approximately $318,000 of loans. The net cash received of approximately $22,000,000 was invested at that time primarily in taxable debt securities. Accordingly, the average taxable securities increased to $27,424,164 in 1996, to $53,085,041 in 1997, and then declined in 1998 to $50,294,752, as maturing funds were not totally reinvested in the taxable bond market with its present low rate environment. Interest rates earned on such investments have remained relatively stable during this period, as the Company earned 5.92% in 1996, 6.05% in 1997, and 6.04% in 1998.

       With the aforementioned acquisition of Lincoln Trail, the Company acquired an organization with total assets of $35.4 million, loans of $22.9 million, and deposits of $33.9 million. This acquisition accounts for the majority of the growth in average loans in 1997. Average loans grew $26,161,001 (33.33%) to $104,656,135 in 1997, after remaining relatively stable in 1996, when compared to 1995. Rates earned on loans were 8.88% in 1996 and 8.83% in 1997. While the general level of interest rates in the national economy was up only slightly in 1997, the Company actually experienced a slight decrease, primarily due to the increased level of nonperforming loans which the Company inherited with the Lincoln Trail acquisition. This factor is discussed more fully below in the section entitled "Credit Risk Management."

       With the aforementioned acquisition of Shipman on October 1, 1998, the company acquired an organization with total assets of $49.4 million, loans of $32.2 million, and deposits of $41.5 million. This acquisition accounts for approximately one-third of the growth in average loans in 1998. The remaining growth has been achieved from increased loan volume available to a larger banking organization, and a more focused approach to loan growth in 1998 after cleaning up the Palmer Bank loan portfolio in 1997. Total average loans in 1998 increased $21,255,854 (20.31%) to $125,911,989, while the tax-effective yield earned thereon increased to 8.93%.

       The Company's level of Federal funds sold is directly attributable to the level of securities sold under repurchase agreements maintained with certain significant local customers of the Carlinville Bank. These customers invest on a short-term basis, generally overnight, in securities sold under repurchase agreements by the Carlinville Bank, thus providing a return on their excess funds. These funds are invested by the Carlinville Bank in Federal funds sold to match the maturities of the repurchase agreements, with the Carlinville Bank generally earning approximately 50 basis points on the transaction. As the excess funds of these local customers fluctuate, so too has the Company's overall level of Federal funds sold. Additionally, the acquisitions of the Hillsboro Branch, Lincoln Trail and Shipman have provided increased liquidity in the form of Federal funds sold, as has the decline in average taxable investment securities in 1998. With the strong bond market prevalent during most of 1998, the rates available to investors have declined to their lowest levels in several years. Accordingly, the Company has chosen not to reinvest as much of the maturing investments in the bond market at these low rates.

       Following is a summary of the average balances and weighted average rates earned or paid on Federal funds sold and securities sold under agreements to repurchase for each of the years in the three-year period ended December 31, 1998:


                                      1998                         1997                          1996
                           -----------------------      -----------------------       -----------------------
                               AVERAGE     AVERAGE          AVERAGE     AVERAGE           AVERAGE     AVERAGE
                               BALANCE      RATE            BALANCE      RATE             BALANCE      RATE
Federal funds sold         $14,868,495      5.27%       $10,758,965      5.26%         $7,452,361      5.44%
Securities sold under
  repurchase agreements      7,646,395      4.84%         8,179,403      4.80%          6,410,524      4.84%
                           -----------      ----        -----------      ----          ----------      ----
                           -----------      ----        -----------      ----          ----------      ----

       The Company believes the cash management service with securities sold under repurchase agreements to certain local customers will continue in a consistent manner.

       The Company has experienced an increase in its cost of funds during the three-year period ended December 31, 1998. The average cost of funds has increased each year, from 4.70% in 1996 to 4.75% in 1997, and to 4.84% in 1998. With the acquisition of the Hillsboro Branch, Lincoln Trail, and Shipman, the level of interest-bearing liabilities has also increased significantly. In 1998, average total interest-bearing deposits increased $20,811,246 (14.11%) to $168,255,764, while growing $53,026,637 (56.16%) in
1997 to $147,444,518.

       The acquisition of the Hillsboro Branch in late 1996 added approximately $24 million of interest-bearing deposits, consisting of the following types of deposits (in thousands).

Interest-bearing transaction accounts                   $    2,200
Savings accounts                                             3,680
Individual retirement accounts                               1,440
Certificates of deposit of $100,000 or more                    830
Other certificates of deposits                              15,850
                                                            ------
                                                            ------
                                                        $   24,000

       Since the acquisition of the Hillsboro Branch, the Company has experienced very little deposit run-off from this branch.

       The acquisition of Lincoln Trail added approximately $31.1 million of interest-bearing deposits on the January 24, 1997 acquisition date, consisting of the following types of deposits (in thousands):

Interest-bearing transaction accounts                   $    5,380
Savings accounts                                             3,000
Individual retirement accounts                               1,050
Certificates of deposit of $100,000 or more                  2,950
Other certificates of deposits                              18,720
                                                            ------
                                                            ------
                                                        $   31,100

       The acquisition of Shipman added approximately $37.6 million of interest-bearing deposits on the October 1, 1998 acquisition date, consisting of the following types of deposits (in thousands):

Interest-bearing transaction accounts                   $    6,200
Savings accounts                                             5,500
Individual retirement accounts                               2,900
Certificates of deposit of $100,000 or more                  2,500
Other certificates of deposits                              20,500
                                                            ------
                                                            ------
                                                        $   37,600

       The Company's banking subsidiaries have experienced a general shift in deposits similar to most Midwestern financial institutions, with certificates of deposit comprising a growing proportion of its deposits. Following is an analysis of the change in average deposit composition for each of the years in the three-year period ended December 31, 1998:

                                                         AS A PERCENTAGE OF AVERAGE DEPOSITS
                                                   ---------------------------------------------
                                                    1998                1997               1996
                                                   ------              ------             ------
Noninterest-bearing deposits                       10.02%               9.63%             10.85%
Interest-bearing transaction accounts              14.58               15.29              15.94
Savings accounts                                   12.96               12.40              13.25
Certificates of deposit:
  $100,000 and over                                10.44                8.65              11.21
  Under $100,000                                   52.00               54.03              48.75
                                                  -------             -------            -------
                                                  100.00%             100.00%            100.00%
                                                  -------             -------            -------
                                                  -------             -------            -------

       The acquisitions of the Hillsboro Branch, Lincoln Trail and Shipman have accelerated the increased percentage of deposits comprising certificates of deposit. Such deposits were 65.0% of the Hillsboro Branch deposits assumed, and 55.2% and 55.5% of the Palmer Bank and Citizens Bank deposits acquired, respectively. Such changes in the composition of the Company's deposits have served to increase the overall cost of funds.

       In addition to the interest paid on securities sold under repurchase agreements, the Company also incurred interest on other short-term borrowings of $45,524, $63,483, and $20,337 for the years ended December 31, 1998, 1997, and 1996, respectively. Such short-term borrowings consist of borrowings under the Federal Reserve Bank's treasury, tax and loan note option, and short-term notes payable of the Company. In 1997, the Company borrowed $1,750,000 from an unaffiliated financial institution for approximately three months, to temporarily assist in funding the Lincoln Trail acquisition. This short-term borrowing was repaid from additional dividends paid by the Carlinville Bank to the Company. In 1998, the Company drew $400,000 on its $2.5 million line of credit with an unaffiliated financial institution to fund the cash portion of the Shipman acquisition. Additionally, prior to the Company's acquisition of Shipman, a $550,000 note payable was maintained by Shipman, which has paid off shortly after the acquisition was closed.

       Long-term borrowings consist of borrowings by Citizens Bank from the Federal Home Loan Bank in Chicago, which are matched against certain long-term mortgage loans financed by Citizens Bank for its own portfolio.

       The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in yield/rates:

                                                            AMOUNT OF INCREASE (DECREASE)
                                        ----------------------------------------------------------------------
                                            CHANGE FROM 1997                             CHANGE FROM 1996
                                             TO 1998 DUE TO                               TO 1997 DUE TO
                                        --------------------------                  --------------------------
                                          Volume        Yield/                        Volume         Yield/
                                            (1)          RATE (2)        TOTAL          (1)           RATE (2)        TOTAL
                                          ------        ---------        -----        ------         ---------        -----
INTEREST INCOME:
Loans                                   $ 1,860,156   $  138,677     $ 1,998,833    $ 2,318,202    $  (39,330)    $ 2,278,872
                                        -----------   ----------     -----------    -----------    ----------     -----------
Investment securities:
  Taxable                                  (169,901)      (5,343)       (175,244)     1,554,487        36,481       1,590,968
  Nontaxable                                (32,119)      (7,653)        (39,772)        76,940       (34,514)         42,426
                                        -----------   ----------     -----------    -----------    ----------     -----------
    Total investment securities            (202,020)     (12,996)       (215,016)     1,631,427         1,967       1,633,394
                                        -----------   ----------     -----------    -----------    ----------     -----------

Interest-earning deposits in
  financial institutions                      25,16         -             25,168           -             -               -
Federal funds sold                          216,197        1,076         217,273        173,965       (13,855)        160,110
                                        -----------   ----------     -----------    -----------    ----------     -----------
    Total interest income                 1,899,501      126,757       2,026,258      4,123,594       (51,218)      4,072,376
                                        -----------   ----------     -----------    -----------    ----------     -----------

INTEREST EXPENSE:
Interest bearing transaction accounts        61,269      (22,827)         38,442        217,211        10,337         227,548
Savings                                     130,464       55,506         185,970        190,753        13,004         203,757
Time deposits of $100,000 or more           308,142       23,123         331,265        124,131          -            124,131
Other time deposits                         517,035       81,346         598,381      2,028,374       (36,640)      1,991,734
                                        -----------   ----------     -----------    -----------    ----------     -----------
    Total deposits                        1,016,910      137,148       1,154,058      2,560,469       (13,299)      2,547,170
Long-term borrowings                         21,355         -             21,355           -             -           -
Securities sold under repurchase
  agreements                                (26,400)       3,167         (23,233)        85,034        (2,581)         82,453
Other short-term borrowings                 (17,282)        (677)        (17,959)        36,597         6,549          43,146
                                        -----------   ----------     -----------    -----------    ----------     -----------
    Total interest expense                  994,583      139,638       1,134,221      2,682,100        (9,331)      2,672,769
                                        -----------   ----------     -----------    -----------    ----------     -----------

Net interest income                     $   904,918   $  (12,881)    $   892,037    $ 1,441,494    $  (41,887)    $ 1,399,607
                                        -----------   ----------     -----------    -----------    ----------     -----------
                                        -----------   ----------     -----------    -----------    ----------     -----------

---------------
Notes to Table:
(1) Change in volume multiplied by yield/rate of prior year.
(2) Change in yield/rate multiplied by volume of prior year.

NOTE: The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR POSSIBLE LOAN LOSSES

       The provision for possible loan losses charged to earnings in 1998 totaled $335,000, an increase of $165,000 over the $170,000 charged in 1997. The 1997 provision was the first such provision recorded by the Company for several years. As a one-bank holding company prior to 1997, the Company's net charge-off ratio was historically much lower than its peer group. Accordingly, the level of the reserve for possible loan losses had been maintained at a lower level as well. As mentioned above and discussed more fully below in the section entitled "Credit Risk Management," the Company's acquisition of Lincoln Trail in 1997 brought with it a problem bank in Palmer Bank, with a significant level of problem loans which had been made prior to the Company's acquisition thereof. The cleanup efforts at Palmer Bank resulted in a higher level of charge-offs than had been experienced by the Company prior to 1997. Additionally, in 1998, the Company has increased its reserve for possible loan losses for certain specific agricultural borrowers experiencing difficulties due to the low level of commodity prices experienced throughout the year. A more detailed presentation of asset quality and the reserve for possible loan losses is included in the section below entitled "Credit Risk Management."

NONINTEREST INCOME

       Total noninterest income in 1998 increased $434,069 (35.76%) to $1,648,022 from the $1,213,953 recorded in 1997, which was an increase in 1997 of $608,430 (100.48%) over the $605,523 recorded in 1996. Several factors have caused these increases, including the following:

   - 1998 included the operations of Palmer Bank for the entire year and Citizens Bank for the final three months of the year, while 1997 excluded the operation of Palmer Bank and Citizens Bank prior to their acquisition dates of January 24, 1997 and October 1, 1998, respectively. 1997 included the operations of Palmer Bank from January 24, 1997 and the Hillsboro Branch for the entire year, while 1996 included only the operations of the Hillsboro Branch from its acquisition date of December 13, 1996 forward. Accordingly, the increases achieved in 1998 and 1997 in service charges on deposit accounts and other noninterest income were primarily a result of the expanded operations of the Company.

   - In 1997, the Carlinville Bank introduced a fee-based commercial checking product which has proven quite successful. This program and the aforementioned expanded operations have resulted in increases in service charges on deposit accounts of $102,258 (20.91%) in 1998 and $199,713 (69.05%) in 1997.

   - In 1997, Palmer Bank received approximately $32,000 from an insurance claim for certain incidents occurring prior to the Company's acquisition thereof. This claim receipt and the aforementioned expanded operations resulted in an increase in other noninterest income of $112,185 (57.31%). The increase of $61,890 (20.10%) in other noninterest income in 1998 results from the addition of Shipman operations in the fourth quarter of 1998.

   - Income from fiduciary activities at the Carlinville Bank increased $11,395 (7.33%) in 1998 to $166,853 from the $155,458 earned in 1997, which was an increase of $50,351 (47.90%) from the $105,107 earned in 1996. A significant determinant in the level of trust earnings each year is the amount of estate work performed in any given year. In 1996, a minimal level of estate work was required of the trust operations, which caused a reduction of trust earnings in that year. In 1998 and 1997, the level of estate work performed by the trust operations increased. Additionally, the Carlinville Bank's fee structure was revised upward in 1997, resulting in higher levels of trust revenue in 1997 and 1998.

   - In 1997, the Company established a mortgage banking department, which originates loans for sale in the secondary market. The acquisition of Shipman in 1998 provided additional mortgage operations, and also provided a loan servicing function. Approximately $16.5 million and $9.4 million were originated and sold in 1998 and 1997, respectively, resulting in net gains and fees totaling $206,648 and $68,455, respectively. The current low interest rate environment has caused many borrowers to refinance their existing mortgages and many first-time home buyers to enter the market, resulting in increased demand for the Company's mortgage banking products.

   - The Company had net security sale gains of $313,506, $193,173, and $15,447 for the years ended December 31, 1998, 1997, and 1996, respectively. $9,474 and $1,960 of the 1998 and 1997 gains, respectively, and the total gains in 1996 resulted from early calls on securities held by the Company's banking subsidiaries. Approximately $9,000 of the net gains in 1997 were recorded at Palmer Bank, shortly after the Company's acquisition thereof, on sales made to restructure the portfolio in line with the Company's investment strategies. The remaining $304,032 and $182,000 of gains in 1998 and 1997, respectively, were recorded at the holding company, primarily the result of the Company "cashing in" some of the appreciation earned on a mutual fund investment. In 1997, the proceeds of such sales were reinvested in a similar fund, and in 1998, the proceeds were injected into Palmer Bank to accommodate that bank's growth. In late 1995 and throughout 1996, the Company invested a total of $1,000,000 in a mutual fund comprised of regional bank stocks. With the banking consolidation and "merger mania" occurring during the past few years, these funds have appreciated significantly. By year-end 1996, the fund appreciated to $1,215,719. By June 1997, the fund had further appreciated to a total of $1,446,915, at which time the Company "cashed in" a portion of the fund to invest $450,000 in a similar fund, recording a gain of $170,483 in the process. During 1998, the Company "cashed in" an additional

   $705,000, resulting in a gain of $304,032, and injected the proceeds into the capital at Palmer Bank. The mutual funds are included in available for sale securities, with an amortized cost of $854,248, and market value of $1,174,750 at December 31, 1998.

NONINTEREST EXPENSE

       Noninterest expense increased $690,462 (13.86%) in 1998 to $5,671,744 from the 1997 level of $4,981,282, which represented an increase of $2,084,849 (71.98%) from the $2,896,433 of noninterest expense recorded in 1996. The primary reason for the increase in all noninterest expense categories is due to the expanded operations of the Company with the acquisitions of the Hillsboro Branch, Lincoln Trail, and Shipman. Amortization of intangible assets resulting from these acquisitions totaled $302,146 in 1998 and $261,930 in 1997.

APPLICABLE INCOME TAXES

       Applicable income taxes in 1998 increased $241,002 (45.95%) to $765,480 from the $524,478 recorded in 1997, which was a decrease of $231,718 (30.64%) from the $756,196 recorded in 1996. The effective tax rates for 1998, 1997, and 1996 were 27.32%, 22.08%, and 28.29%, respectively. The decrease in taxes in 1997 is attributable to a lower level of taxable income, plus a reduced state income tax expense, resulting from the purchase of a significant level of state tax-exempt U.S. agency securities in late 1996 and early 1997.

BALANCE SHEET ANALYSIS

       Total assets of the Company grew $68,874,389 (34.93%) in 1998 to $266,055,279 at December 31, 1998 from the $197,180,890 level at December 31,
1997. Approximately $49.4 million of this increase has occurred as a result of the acquisition of Shipman.

       Total deposits increased $62,311,064 (37.18%) to $229,925,936 at December 31, 1998 from the $167,614,872 level at December 31, 1997. Approximately $41.5 million of this increase has occurred as a result of the acquisition of Shipman. The remaining increase of approximately $20.8 million is due to normal internal growth, a high level of public deposits on hand at December 31, 1998 from Macoupin County, and increased deposit levels resulting from the timing of social security deposits. These deposits are normally paid on the third day of each month; however, when the third day is a nonbusiness day (as was January 3, 1999), the payments revert back to the previous business day, which in this case was December 31, 1998.

       Short-term borrowings decreased $3,433,464 (43.28%) to $4,499,417 at December 31, 1998 from the $7,932,881 level at December 31, 1997. As mentioned previously, such balances will have significant fluctuations therein, depending on the available collected balances of the local customers using the cash management facilities of the Carlinville Bank through the purchase of securities under repurchase agreements. As previously mentioned, the level of Federal funds sold generally tracks the level of securities sold under repurchase agreements; however, at December 31, 1998, Federal funds sold totaled $15,997,000, which represents an increase of $7,568,000 (89.78%) over the $8,429,000 of Federal funds sold at December 31, 1997. This increase occurred, despite the decrease in securities sold under repurchase agreements, due to higher levels of liquidity maintained as a result of a reduced level of investment securities, and the aforementioned increased deposit levels resulting from the timing of social security deposits. Total loans increased $41,254,860 (36.86%) to $153,180,069 at December 31, 1998 from the $111,925,209 level at December 31, 1997. Approximately $32.2 million of this increase has occurred as a result of the acquisition of Shipman. The remaining $9.1 million increase in loans in 1998 is due to certain large borrowers being added to the Company's loan portfolio, due to the increased lending availability of the combined organization.

       Investment securities decreased $10,968,490 (17.41%) to $73,986,227 at December 31, 1998 from the $63,017,737 level at December 31, 1997. As mentioned previously, due to the low interest rates currently available in the bond market, the Company has chosen to reinvest only a portion of its maturing investments at these lower rates.

       The capitalization of the Company remained strong in 1998. Total capital at December 31, 1998 was $27,754,123, or 10.43% of total assets at year end. At December 31, 1997, total capital was $20,433,635, or 10.36% of total assets. Regulatory capital of the Company and each of its banking subsidiaries remains well above the minimum capital levels, and the Company and its banking subsidiaries are all considered well-capitalized for regulatory reporting purposes. At December 31, 1998, the Company had outstanding debt of $400,000 drawn on its $2.5 million line of credit, and $1,252,000 of long-term borrowings with Federal Home Loan Bank of Chicago.

       The following table shows the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and stockholders' equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on each category of interest-bearing liabilities for each of the periods reported.

                                                                   YEAR ENDED DECEMBER 31, 1998
                                            -------------------------------------------------------------------------
                                                                  Percent             Interest               Average
                                            Average              of Total              Income/               Yield/
                                            BALANCE               ASSETS              EXPENSE                 RATE
                                            -------              --------             --------               -------
ASSETS
Earning assets:
   Loans (1) (2) (3)                    $125,911,989             57.12%              $11,244,965             8.93%
   Investment securities, at
    amortized cost:
       Taxable                            50,294,752             22.81                 3,038,311             6.04
       Nontaxable (3)                     12,227,725              5.55                 1,024,158             8.38
   Interest-earning deposits in
       financial institutions                523,048              0.24                    25,168             4.81
   Federal funds sold                     14,868,495              6.74                   782,880             5.27
                                         -----------           -------                ----------
              Total earning assets       203,826,009             92.46                16,115,482             7.91
                                         -----------           -------                ----------             ----
                                                                                                             ----

Nonearning assets:
   Cash and due from banks                 5,562,793              2.52
   Reserve for possible loan losses       (1,152,755)            (0.52)
   Premises and equipment                  2,761,369              1.25
   Available-for-sale investment
     market valuation                        690,359              0.32
   Other assets                            8,762,140              3.97
                                         -----------            ------
               Total nonearning assets    16,623,906              7.54
                                         -----------            ------
                 Total assets           $220,449,915            100.00%
                                         -----------            ------
                                         -----------            ------
LIABILITIES
   Interest-bearing liabilities:
     Interest-bearing transaction       $ 27,255,988             12.36%                  711,710             2.61%
                      accounts
 Savings                                  24,239,745             11.00                   809,494             3.34
     Time deposits of $100,000 or more    19,528,128              8.86                 1,114,729             5.71
     Other time deposits                  97,231,903             44.11                 5,495,846             5.65
     Long-term borrowings                    329,315              0.15                    21,355             6.48
     Securities sold under repurchase
        agreements                         7,646,395              3.47                   369,371             4.84
     Other short-term borrowings             709,752              0.32                    45,524             6.41
                                         -----------            ------                ----------
               Total interest-bearing
                         liabilities     176,941,226             80.27                 8,568,029             4.84
                                                                                      ----------             ----
                                                                                                             ----
   Noninterest-bearing deposits           18,726,365              8.49
   Other liabilities                       1,846,627              0.84
                                         -----------            ------
               Total liabilities         197,514,218             89.60
SHAREHOLDERS' EQUITY                      22,935,697             10.40
                                         -----------            ------
   Total liabilities and shareholders'
                            equity      $220,449,915            100.00%
                                         -----------            ------
                                         -----------            ------
   Net interest income/net yield
     on earninng assets                                                              $ 7,547,453             3.70%
                                                                                      ----------             ----
                                                                                      ----------             ----

                                                                                                              (Continued)

                                                                   YEAR ENDED DECEMBER 31, 1998
                                            -------------------------------------------------------------------------
                                                                  Percent             Interest               Average
                                            Average              of Total              Income/               Yield/
                                            BALANCE               ASSETS              EXPENSE                 RATE
                                            -------              --------             --------               -------
ASSETS
Earning assets:
   Loans (1) (2) (3)                    $104,656,135             54.08%              $ 9,246,132             8.83%
   Investment securities, at
    amortized cost:
     Taxable                              53,085,041             27.43                 3,213,555             6.05
     Nontaxable (3)                       12,603,752              6.51                 1,063,930             8.44
   Federal funds sold                     10,758,965              5.56                   565,607             5.26
                                         -----------           -------                ----------
             Total earning assets        181,103,893             93.58                14,089,224             7.78
                                         -----------           -------                ----------             ----
                                                                                                             ----

Nonearning assets:
   Cash and due from banks                 4,749,367              2.45
   Reserve for possible loan losses       (1,398,105)            (0.72)
   Premises and equipment                  2,545,557              1.32
   Available-for-sale investment
     market valuation                        318,515              0.16
   Other assets                            6,207,491              3.21
                                         -----------            ------
              Total nonearning assets     12,422,825              6.42
                                         -----------            ------
                Total assets            $193,526,718            100.00%
                                         -----------            ------
                                         -----------            ------

LIABILITIES
   Interest-bearing liabilities:
     Interest-bearing transaction
      accounts                          $ 24,948,371             12.89%                  673,268             2.70%
     Savings                              20,226,549             10.45                   623,524             3.08
     Time deposits of $100,000 or more    14,108,154              7.29                   783,464             5.55
     Other time deposits                  88,161,444             45.56                 4,897,465             5.56
     Securities sold under repurchase
       agreements                          8,179,403              4.23                   392,604             4.80
     Other short-term borrowings             980,072              0.50                    63,483             6.48
                                         -----------            ------                ----------
             Total interest-bearing
                      liabilities        156,603,993             80.92                 7,433,808             4.75
   Noninterest-bearing deposits           15,707,064              8.12                ----------             ----
   Other liabilities                       1,332,222              0.69                                       ----
                                         -----------            ------
             Total liabilities           173,643,279             89.73
SHAREHOLDERS' EQUITY                      19,883,439             10.27
                                         -----------            ------
   Total liabilities and shareholders'
                             equity     $193,526,718            100.00%
                                         -----------            ------
                                         -----------            ------
   Net interest income/net yield
     on earning assets                                                               $ 6,655,416             3.67%
                                                                                      ----------             ----
                                                                                      ----------             ----

                                                                                                              (Continued)

                                                                   YEAR ENDED DECEMBER 31, 1998
                                            -------------------------------------------------------------------------
                                                                  Percent             Interest               Average
                                            Average              of Total              Income/               Yield/
                                            BALANCE               ASSETS              EXPENSE                 RATE
                                            -------              --------             --------               -------
ASSETS
Earning assets:
   Loans (1) (2) (3)                    $ 78,495,134             59.66%              $ 6,967,260             8.88%
   Investment securities, at
     amortized cost:
       Taxable                            27,424,164             20.85                 1,622,587             5.92
       Nontaxable (3)                     11,707,577              8.90                 1,021,504             8.73
   Federal funds sold                      7,452,361              5.66                   405,497             5.44
                                        ------------             ------              ------------
         Total earning assets            125,079,236             95.07                10,016,848             8.01
                                        ------------             ------              ------------            ----
                                                                                                             ----

Nonearning assets:
   Cash and due from banks                 3,509,587              2.67
   Reserve for possible loan losses         (854,219)            (0.65)
   Premises and equipment                  1,393,425              1.06
   Available-for-sale investment
     market valuation                         69,794              0.05
   Other assets                            2,364,541              1.80
                                         -----------            ------
          Total nonearning assets          6,483,128              4.93
                                         -----------            ------
            Total assets                $131,562,364            100.00%
                                         -----------            ------
                                         -----------            ------

LIABILITIES
  Interest-bearing liabilities:
   Interest-bearing transaction
                      accounts          $ 16,884,376             12.83%                  445,720             2.64%
   Savings                                14,031,443             10.67                   419,767             2.99
   Time deposits of $100,000 or more      11,875,431              9.03                   659,333             5.55
   Other time deposits                    51,626,631             39.24                 2,905,731             5.63
   Securities sold under repurchase
       agreements                          6,410,524              4.87                   310,151             4.84
   Other short-term borrowings               396,714              0.30                    20,337             5.13
                                        ------------             ------              ------------
         Total interest-bearing
           liabilities                   101,225,119             76.94                 4,761,039             4.70
                                                                                     ------------            ----
                                                                                                             ----
   Noninterest-bearing deposits           11,488,835              8.73
   Other liabilities                         852,053              0.65
                                         -----------            ------
            Total liabilities            113,566,007             86.32
SHAREHOLDERS' EQUITY                      17,996,357             13.68
                                         -----------            ------
   Total liabilities and shareholders'
           equity                       $131,562,364            100.00%
                                         -----------            ------
                                         -----------            ------
   Net interest income/net yield
     on earning assets                                                               $ 5,255,809             4.20%
                                                                                      ----------             ----
                                                                                      ----------             ----

(1) Interest includes loan fees, recorded as discussed in Note 1 to the Company's consolidated financial statements.

(2) Average balances include nonaccrual loans. The income on such loans is included in interest, but is recognized only upon receipt.

(3) Interest yields are presented on a tax-equivalent basis. Nontaxable income has been adjusted upward by the amount of Federal income tax that would have been paid if the income had been taxable at a rate of 34%, adjusted downward by the disallowance of the interest cost to carry nontaxable loans and securities.


RISK MANAGEMENT

       Management's objective in structuring the balance sheet is to maximize the return on average assets while minimizing the associated risks. The major risks with which the Company is concerned are credit, liquidity, interest rate and technology risks. The following is a discussion of the Company's management of these risks.

CREDIT RISK MANAGEMENT

       Managing risks the Company assumes in providing credit products to customers is extremely important. Credit risk management includes defining an acceptable level of risk and return, establishing appropriate policies and procedures to govern the credit process, and maintaining a thorough portfolio review process. Credit policies are drafted and approved at the individual bank level, with appropriate input from Company management.

       Of equal importance in the credit risk management process are the ongoing monitoring procedures performed as part of the Company's loan review process. Credit policies are examined and procedures reviewed for compliance each year. Loan personnel also continually monitor loans after disbursement in an attempt to recognize any deterioration which may occur, so that appropriate corrective action can be initiated on a timely basis. These programs have long served the Company well and have resulted in the maintenance of quality in the Company's loan portfolio.

       The addition of the loans at Palmer Bank to the Company's loan portfolio in 1997 magnified the importance of the credit risk management policies discussed above. When the Company acquired Lincoln Trail on January 24, 1997, it was undercapitalized, due primarily to a significant level of problem loans in Palmer Bank's portfolio made prior to the Company's acquisition thereof. Prior to acquisition, Palmer Bank increased its reserve for possible loan losses to $1,183,535 or 5.18% of the net outstanding loans in the portfolio on the acquisition date. In the ensuing months of 1997, as Company management began to work through these problem loans, $968,372 of charge-offs were recorded at Palmer Bank, with $115,275 of recoveries received during 1997. The levels of nonaccrual (impaired) loans at Palmer Bank at December 31, 1998 and 1997 were $298,977 and $545,949, respectively, compared with $1,494,585 on the acquisition date.

       The problems experienced by Palmer Bank prior to CNB's acquisition thereof resulted in considerably increased regulatory scrutiny in the past few years. As a result of the FDIC's examination as of March 31, 1997, Palmer Bank's Board of Directors was required to enter into a Memorandum of Understanding with the FDIC requiring Palmer Bank to: (i) adopt a written plan of action to reduce the level of problem loans; (ii) adopt a written plan of action to improve the bank's earnings level; (iii) maintain the reserve for possible loan losses at an adequate level; (iv) maintain Tier 1 capital at a level equal to or exceeding 6.75% of the bank's total assets; (v) not declare or pay any dividends without prior regulatory approval; (vi) adopt a written funds management policy and appropriate interest rate risk measurement and monitoring procedures at the bank; and (vii) adopt a strategic business plan. This Memorandum of Understanding has since been terminated by the FDIC.

       Company management realized the problems inherent in Palmer Bank when it was purchased, but continues to believe that, with proper management and controls, the Bank will turn around and provide excellent market opportunities for the Company. At December 31, 1998, the Company believes that substantially all of the loan problems at Palmer Bank have been addressed.

       The Company's nonperforming loans totaled $1,772,786 at December 31, 1998, compared with $1,107,121 and $423,054 at December 31, 1997 and 1996, respectively. Nonperforming loans as a percentage of net outstanding loans at December 31, 1998, 1997, and 1996 were 1.16%, 0.99%, and 0.53%, respectively.
The reserve for possible loan losses as a percentage of net outstanding loans and nonperforming loans was 1.08% and 92.58%, respectively, at December 31, 1998, 0.98% and 99.18%, respectively, at December 31, 1997, and 1.01% and 189.20%, respectively, at December 31, 1996. The Company believes that, while these percentages would appear to indicate a deterioration in the loan portfolio, the levels of nonperforming loans are manageable, in that the specific reserves allocated to nonaccrual loans of $132,791 at December 31, 1998, coupled with the collateral positions maintained on such credits provide adequate coverage of the risks involved therein.

       The Company had no loans to any foreign countries at December 31, 1998 and 1997, nor did it have any concentration of loans to any industry, other than the agricultural industry, on these dates. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts. Additionally, the Company had no other interest-bearing assets which were considered to be risk-element assets at December 31, 1998 or 1997.

       At December 31, 1998 and 1997, the Company had loans outstanding to the agricultural sector of $48,979,497 and $35,423,239, respectively, which comprised 32.0% and 31.6%, respectively, of the Company's total loan portfolio. Additionally, the Company's direct financing leases involve agricultural equipment, which is being leased to local area farmers. The Company's agricultural credits are concentrated in Macoupin, Montgomery, Christian, and Sangamon counties in central Illinois, and are generally fully-secured with either growing crops, farmland, livestock and/or machinery and equipment. Additionally, Company loan personnel work with their agricultural borrowers to monitor the cash flow capabilities thereof.

       A summary of loans by type is as follows:

                                                                        DECEMBER 31,
                               ---------------------------------------------------------------------------------
                                  1998             1997              1996               1995              1994
                               -----------     -------------       -----------       ------------      ---------
Commercial:
 Real estate                 $  13,331,656     $   8,314,650       $ 3,312,673       $  4,032,000     $ 4,532,000
 Agricultural production        27,164,525        19,358,620        17,901,733         18,435,000      16,028,000
 Other                          29,315,652        24,258,850        16,827,859         15,361,000      15,507,000
Real estate:
 Construction                    8,017,578         4,757,992         3,602,969          4,359,000       3,313,000
 Residential                    29,468,706        24,241,201        14,252,639         14,010,000      12,989,000
 Farmland                       21,814,972        16,064,619        14,391,654         14,184,000      13,782,000
 Loans for sale                  2,110,409           152,450             -                  -               -
Consumer                        16,606,858        12,822,806         6,891,640          6,232,000       5,891,000
Direct financing leases          5,349,713         1,954,021         2,249,932          2,396,000       3,509,000
                               -----------     -------------       -----------       ------------      ----------
                             $ 153,180,069     $ 111,925,209       $79,431,099       $ 79,009,000      75,551,000
                               -----------     -------------       -----------       ------------      ----------
                               -----------     -------------       -----------       ------------      ----------



       Commercial real estate loans consist of loans secured by commercial property located in the four-county area served by the Company's banking subsidiaries, and generally represent properties used by the Banks' customers in their trade or business.

       Other commercial loans include operating, equipment, inventory and accounts receivable financing to small and medium size businesses in the four-county area. Such loans are generally secured by the business assets of the entity and are personally guaranteed by the principal owners thereof. While collateral value is an important element of the underwriting process, cash flow analyses and debt service capacity are considered the most critical factors.

       Real estate construction loans represent an extension of the Company's real estate lending activities. These loans are made on local construction projects for which permanent financing commitments are already in progress. The Company does not finance speculative construction projects. Loan disbursements are typically based on actual material and labor costs incurred, with the loans being collateralized by the actual construction project property.

       Residential real estate loans are predominantly made to finance single-family, owner-occupied properties in the four-county area. Loan-to-value percentage requirements for collateral are based on the lower of the purchase price or appraisal and are normally limited to 80%, unless credit enhancements are added. Appraisals are required on all owner-occupied residential real estate loans and private mortgage insurance is required if the loan to value percentage exceeds 85%. These loans generally have a short duration of three years or less, with some loans repricing more frequently. Long-term, fixed rate mortgages are generally not retained in the Company's loan portfolio, but rather are sold into the secondary market.

       Consumer loans consist of installment loans made predominantly for the purchase of new or used cars. These loans are underwritten directly at the Banks and are secured by the underlying vehicles. The Company does not have a heavy involvement with indirect dealer lending arrangements. The Company's level of credit card lending has remained fairly stable over the past few years with minimal losses incurred thereon.

       The Company's loan portfolio contains certain risk elements which are identified in the following table, which include nonperforming loans (including loans on nonaccrual status and loans contractually past due 90 days or more as to interest and principal payments):

                                                                        DECEMBER 31,
                                      ---------------------------------------------------------------------------------
                                        1998              1997               1996              1995             1994
                                      -----------       -----------       -----------        -----------      ---------
Nonaccrual (1) (2)                  $  1,315,786      $  865,299        $  359,826          $ 556,000        $ 226,000
Accruing loans past due 90 days
   or more (3)                           457,000         241,822            63,228             56,000           55,000
                                      ----------      ----------          --------           --------          -------
                                    $  1,772,786      $1,107,121        $  423,054          $ 612,000        $ 281,000
                                      ----------      ----------          --------           --------          -------
                                      ----------      ----------          --------           --------          -------


(1) It is the policy of the Company to periodically review its loans and to discontinue the accrual of interest on any loan on which full collectibility of principal or interest is doubtful. Subsequent interest payments received on such loans are applied to principal if there is any doubt as to the collectibility of such principal; otherwise, these receipts are recorded as interest income.

(2) The interest income which would have been received under the original terms of the nonaccrual loans in 1998 and 1997 was $90,966 and $80,563, respectively. Interest income actually recorded on such loans in 1998 and 1997 was $20,495 and $35,279, respectively.

(3)  Excludes loans accounted for on a nonaccrual basis.

       The Company had no restructured loans at any of the dates in the preceding table. In the normal course of business, the Company's practice is to consider and act upon borrowers' requests for renewal of loans at their maturity. Evaluation of such requests includes a review of the borrower's credit history, the collateral securing the loan, and the purpose for such request. In general, loans which the Company renews at maturity require payment of accrued interest, a reduction in the loan balance, and/or the pledging of additional collateral and a potential adjustment of the interest rate to reflect changes in the economic conditions.

POTENTIAL PROBLEM LOANS

       As of December 31, 1998, 65 loans with a total principal balance of approximately $15,145,000 were identified by management as having possible credit problems that raise doubts as to the ability of the borrowers to comply with the current repayment terms. While these borrowers are currently meeting all the terms of the applicable loan agreements, their financial condition has caused management to believe that their loans may result in disclosure at some future time as nonaccrual, past due or restructured.

       The following table summarizes the Company's loan loss experience for each of the last five years. Management believes its strong ongoing monitoring system has enhanced its ability to identify problem credits and allowed the Company to maintain an adequate reserve position.


                                                                             DECEMBER 31,
                                       -------------------------------------------------------------------------------
                                         1998             1997               1996              1995             1994
                                       ---------         ---------         ---------         ---------       ---------
                                                                     (in thousands of dollars)
Average loans outstanding              $ 125,912         $ 104,656         $ 78,495           $ 78,164      $ 68,693
                                         -------           -------           ------             ------        ------
                                         -------           -------           ------             ------        ------

Reserve at beginning of year           $   1,098         $     800         $  1,016           $  1,102      $  1,114
Provision for possible loan losses           335               170               -                  -             -
Reserve balance of acquired subsidiary       662             1,184               -                  -             -
                                       ---------         ---------           ------             ------       -------
                                           2,095             2,154            1,016              1,102         1,114
                                       ---------         ---------           ------             ------       -------

Charge-offs:
   Commercial loans:
      Real estate                            (38)             (172)              -                  -             -
      Agricultural production               (150)               -              (139)               (17)          (16)
      Other                                 (126)             (683)            (155)               (76)          (11)
     Real estate:
      Construction                            -                (17)              -                  -             -
      Residential                           (100)             (102)              -                  -             -
      Farmland                                -                 -                -                  -             -
      Consumer                              (180)             (268)             (25)               (17)          (39)
      Direct financing leases                 -                 -                (1)               (12)           -
                                       ---------         ---------           ------             ------       -------
               Total charge-offs            (594)           (1,242)            (320)              (122)          (66)
                                       ---------         ---------           ------             ------       -------

Recoveries:
     Commercial loans:
       Real estate                            -                 -                -                  -             -
       Agricultural production                 1                44                1                  5            25
       Other                                  74                73               68                 24            18
     Real estate:
       Construction                           -                 -                -                  -             -
       Residential                            14                19                2                 -              8
       Farmland                               -                 -                -                  -             -
     Consumer                                 51                50               21                 7              3
     Direct financing leases                  -                 -                12                 -             -
                                       ---------         ---------           ------             ------       -------
              Total recoveries               140               186              104                 36            54
                                       ---------         ---------           ------             ------       -------
Reserve at end of year                 $   1,641         $   1,098         $    800           $  1,016      $  1,102
                                       ---------         ---------           ------             ------       -------
                                       ---------         ---------           ------             ------       -------

Net charge-offs to average loans            0.36%             1.01%            0.28%              0.11%         0.02%
                                       ---------         ---------           ------             ------       -------
                                       ---------         ---------           ------             ------       -------

Ending reserve to net outstanding
     loans at end of year                   1.08%             0.98%            1.01%              1.29%         1.46%
                                       ---------         ---------           ------             ------       -------
                                       ---------         ---------           ------             ------       -------

       In determining an adequate balance in the reserve for possible loan losses, management places its emphasis as follows: evaluation of the loan portfolio with regard to potential future exposure on loans to specific customers and industries, including a formal internal loan review function; reevaluation of each nonperforming loan or loan classified by supervisory authorities; and an overall review of the remaining portfolio in light of past loan loss experience. Any problems or loss exposure estimated in these categories was provided for in the total current period reserve.

       Management views the reserve for possible loan losses as being available for all potential or presently unidentifiable loan losses which may occur in the future. The risk of future losses that is inherent in the loan portfolio is not precisely attributable to a particular loan or category of loans. Based on its review for adequacy, management has estimated those portions of the reserve that could be attributable to major categories of loans as detailed in the following table.

                                             1998                             1997                    1996
                                     ----------------------           ----------------------    ------------------
                                               Categories                      Categories              Categories
                                                  % of                            % of                    % of
                                                  Total                           Total                   Total
                                     AMOUNT       LOANS               AMOUNT      LOANS         AMOUNT    LOANS
                                     ------    ----------             ------   ----------       ------ ----------
Reserve allocation:
 Commercial:
 Real estate                      $ 146,000        8.70%            $ 62,000       7.43%      $ 175,000    4.17%
 Agricultural production            530,000       17.73              285,500      17.30         300,000   22.54
 Other                              218,000       19.14              218,500      21.67         110,000   21.19
Real estate:
 Construction                        24,000        5.23               15,500       4.25          10,500    4.54
 Residential                        135,500       20.62              169,250      21.80          40,000   17.94
 Farmland                            88,400       14.24               43,500      14.35          40,000   18.12
Consumer                            280,000       10.85              200,000      11.46         115,000    8.68
Direct financing leases              30,000        3.49                 -          1.74            -       2.82
Unallocated                         189,312          -               103,788        -             9,918      -
                                  ---------     -------            ---------     ------         -------  ------
                                 $1,641,212      100.00%         $ 1,098,038     100.00%       $800,418  100.00%
                                  ---------     -------            ---------     ------         -------  ------
                                  ---------     -------            ---------     ------         -------  ------

                                                                       1995                               1994
                                                 ---------------------------------          ----------------------------
                                                                        Categories                           Categories
                                                                           % of                                  % of
                                                                           Total                                 Total
                                                     AMOUNT                LOANS            AMOUNT               LOANS
                                                     ------             ----------          ------          ----------
Reserve allocation:
 Commercial:
    Real estate                                  $   220,000                5.10%        $ 230,000               6.00%
    Agricultural production                          325,000               23.33           350,000              21.21
    Other                                            140,000               19.44           150,000              20.53
Real estate:
    Construction                                      13,000                5.52            15,000               4.39
    Residential                                       50,000               17.73            55,000              17.19
    Farmland                                          50,000               17.95            55,000              18.24
Consumer                                             150,000                7.90           160,000               7.80
Direct financing leases                                 -                   3.03              -                  4.64
Unallocated                                           68,000                  -             87,000                 -
                                                   ---------              ------          ---------            ------
                                                 $ 1,016,000              100.00%        $1,102,000            100.00%
                                                   ---------              ------          ---------            ------
                                                   ---------              ------          ---------            ------

       Allocations estimated for the loan categories do not specifically represent that loan charge-offs of that magnitude will be experienced in each of the respective categories. The allocation does not restrict future loan losses attributable to a particular category of loans from being absorbed either by the portion of the reserve attributable to other categories or by the unallocated portion of the reserve. The risk factors considered when determining the overall level of the reserve are the same when estimating the allocation by major category, as specified in the reserve summary.

       The amount of anticipated net charge-offs during the next full year is not expected to vary significantly from the levels reported in 1998. The level of anticipated charge-offs for 1999 reflects the Company's belief that the economy in the Company's markets will remain stable in 1999, that substantially all of the loan portfolio problems at Palmer Bank have been addressed, and sufficient collateral positions are maintained on the potential problem credits to preclude a significant level of additional charge-offs in 1999.

LIQUIDITY AND RATE SENSITIVITY MANAGEMENT

       Management of rate-sensitive earning assets and interest-bearing liabilities remains key to the Company's profitability. Management's objective is to produce the optimal yield and maturity mix consistent with interest rate expectations and projected liquidity needs.

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

       Liquidity is primarily provided to the Company through earning assets, including Federal funds sold and maturities and principal payments in the investment portfolio, all funded through continued deposit growth. Secondary sources of liquidity available to the Company include sale of securities included in the available-for-sale category (with a carrying value of $61,380,481 at December 31, 1998), and borrowing capabilities through the Federal Reserve Bank's Seasonal Borrowing Privilege of $4.1 million. Additionally, maturing loans also provide liquidity on an ongoing basis. Accordingly, the Company believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.

       Each of the Company's subsidiary banks controls its own asset/liability mix within the constraints of its individual policies and loan and deposit structure, with overall guidance from the Company.

       The asset/liability management process, which involves structuring the consolidated balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company's consolidated interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of December 31, 1998, individually and cumulatively, through various time horizons:

                                                       Remaining Maturity if Fixed Rate;
                                                 EARLIEST POSSIBLE REPRICING INTERVAL IF FLOATING RATE
                                     --------------------------------------------------------------------
                                       3            Over 3        Over 1
                                     months         months         year
                                       or           through       through         Over 5
                                      less         12 months      5 years          years         total
                                     ------        ---------      -------         ------         -----
                                                          (in thousands of dollars)
Interest-earning assets
   Loans                            $  42,815      $  32,946     $  65,195      $  11,644      $  152,600
   Investment securities                8,819          5,952        27,846         31,369          73,986
   Other interest-earning assets       16,997            -             -              -            16,997
                                     --------        -------      --------       --------       ---------
Total interest-earnings assets      $  68,631      $  38,898     $  93,041      $  43,013      $  243,583
                                     --------        -------      --------       --------       ---------
                                     --------        -------      --------       --------       ---------

Interest-bearing liabilities
   Savings, and interest bearing
     transaction accounts           $  66,913       $    -       $     -        $    -         $   66,913
   Time certificates of deposit
     of $100,000 or more               10,954          7,081         3,737           -             21,772
   All other time deposits             25,746         48,995        41,538             23         116,302
   Nondeposit interest-
     bearing liabilities                4,499             62           295            895           5,751
                                     --------        -------      --------       --------       ---------
        Total interest-
         bearing liabilities        $ 108,112      $  56,138     $  45,570      $     918      $  210,738
                                     --------        -------      --------       --------       ---------
                                     --------        -------      --------       --------       ---------

        Gap by period               $ (39,481)     $ (17,240)    $  47,471      $  42,095      $   32,845
                                     --------        -------      --------       --------       ---------
                                     --------        -------      --------       --------       ---------

        Cumulative gap              $ (39,481)     $ (56,721)    $  (9,250)     $  32,845      $   32,845
                                     --------        -------      --------       --------       ---------
                                     --------        -------      --------       --------       ---------

 Ratio of interest-sensitive
assets to interest-sensitive
          liabilities                    0.63x          0.69x         2.04x         46.86x           1.16x
                                     --------        -------      --------       --------       ---------
                                     --------        -------      --------       --------       ---------

 Cumulative ratio of interest-
 sensitive assets to interest-
 sensitive liabilities                   0.63x          0.65x         0.96x          1.16x           1.16x
                                     --------        -------      --------       --------       ---------
                                     --------        -------      --------       --------       ---------

                                      29

       As indicated in this table, the Company operates on a short-term basis similar to most other financial institutions, as its liabilities, with savings and interest-bearing transaction accounts included, could reprice more quickly than its assets. However, the process of asset/liability management in a financial institution is dynamic. The Company believes its current asset/liability management program will allow adequate reaction time for trends in the marketplace as they occur, allowing maintenance of adequate net interest margins. Additionally, the Company's historical analyses of customer savings and interest-bearing transaction accounts indicate that such deposits have certain "core deposit" characteristics and are not as susceptible to changes in the marketplace.

       Following is a more detailed analysis of the maturity and interest rate sensitivity of the Company's loan portfolio at December 31, 1998:

                                                           Over One
                                                            Through          Over
                                          One Year           Five            Five
                                           Or Less          Years            Years          Total
                                          --------         --------          -----          -----

 Commercial:
   Real estate                        $   6,180,419   $   4,637,506   $   2,513,731   $  13,331,656
   Agricultural production               22,492,737       4,072,267         599,521      27,164,525
   Other                                 21,469,757       6,357,419       1,488,476      29,315,652
Real estate:
   Construction                           3,287,643       4,553,532         176,403       8,017,578
   Residential                            9,043,405      17,116,781       3,308,520      29,468,706
   Farmland                               5,371,173      14,212,687       2,231,112      21,814,972
   Loans for sale                         2,110,409           -               -           2,110,409
Consumer                                  5,419,538       9,960,236       1,227,084      16,606,858
Direct financing leases                     385,440       4,284,648          99,248       4,769,336
                                       ------------    ------------    ------------    ------------
                                      $  75,760,521   $  65,195,076   $  11,644,095   $ 152,599,692

       For all loans maturing or repricing beyond the one year time horizon, following is a breakdown of such loans into fixed and floating rates.

                                          Fixed          Floating
                                           Rate            Rate            Total
                                         ----------    -----------     ------------
Due after one but within five years   $  24,354,303   $  40,840,773   $  65,195,076
Due after five years                     10,737,283         906,812      11,644,095
                                         ----------    ------------      ----------
                                      $  35,091,586   $  41,747,585   $  76,839,171
                                         ----------    ------------      ----------
                                         ----------    ------------      ----------

       The Company has attempted to maintain a "laddered" maturity distribution in its investment portfolio. This "laddered" approach has historically taken into account the probable call of securities, as well as the contractual maturity thereof. Additionally, the Company maintains a significant level of public funds against which securities were required to be pledged. At December 31, 1998, debt securities with carrying values totaling approximately $25.4 million were pledged to secure public funds, securities sold under repurchase agreements, Federal Home Loan Bank borrowings, and for other purposes, representing approximately 34.25% of the Company's total securities portfolio.

       The investment portfolio is closely monitored to assure that the Company has no unreasonable concentration of securities in the obligations of any single debtor. Other than U.S. Treasury or government agency securities, the Company maintains no concentration of investments in any one political subdivision greater than 10% of its total portfolio.

       The book value and estimated market value of the Company's debt and equity securities at December 31, 1998, 1997 and 1996 are summarized in the following table:

                                                1998                          1997                         1996
                                     -----------------------       -----------------------       -----------------------
                                     Amortized        Market       Amortized        Market       Amortized        Market
                                        Cost           Value         Cost            Value         Cost            Value
                                     ---------        ------       ---------        ------       ---------        ------
                                                                 (in thousands of dollars)

AVAILABLE-FOR-SALE
U.S. Treasury issues and
  obligations of U.S. Government
  agencies and corporations        $ 35,073,679   $ 35,177,327   $ 32,924,621   $ 32,952,679   $ 27,767,879    $ 27,666,828
Obligations of states and
  political subdivisions              7,922,188      8,126,566      4,946,354      5,084,707      3,358,187       3,421,275
Other debt and equity securities      4,084,360      4,437,686      2,995,870      3,635,915      2,906,979       3,104,074
Mortgage-backed securities           13,604,540     13,638,902      2,478,757      2,469,115      1,059,615       1,031,526
                                     ----------     ----------     ----------     ----------     ----------      ----------
                                   $ 60,684,767   $ 61,380,481   $ 43,345,602   $ 44,142,416   $ 35,092,660    $ 35,223,703
                                     ----------     ----------     ----------     ----------     ----------      ----------
                                     ----------     ----------     ----------     ----------     ----------      ----------

HELD-TO-MATURITY
U.S. Treasury issues and
  obligations of U.S. Government
  agencies and corporations        $  1,904,670   $  1,933,320   $  5,049,439   $  5,063,524   $  6,412,053    $  6,379,326
Obligations of states and
  political subdivisions              7,606,458      7,916,819      9,299,904      9,617,694     10,647,183      10,942,433
Other debt securities                   199,987        200,024        400,958        401,000        708,846         703,250
Mortgage-backed securities            2,894,631      2,915,279      4,125,020      4,156,232      4,056,681       4,047,577
                                     ----------     ----------     ----------     ----------     ----------      ----------
                                   $ 12,605,746   $ 12,965,442   $ 18,875,321   $ 19,238,450   $ 21,824,763    $ 22,072,586
                                     ----------     ----------     ----------     ----------     ----------      ----------
                                     ----------     ----------     ----------     ----------     ----------      ----------

       The following tables summarize maturity and yield information on the Company's investment portfolio at December 31, 1998:

                                                                                          WEIGHTED
                                                                                        AVERAGE TAX-
                                                              AMORTIZED                  EQUIVALENT
                                                                 COST                       YIELD
                                                              ---------                 ------------
AVAILABLE-FOR-SALE
U.S. Government and
  U.S. agencies and corporations:
    0 to 1 year                                          $    8,954,660                     6.25%
    1 to 5 years                                             19,893,840                     5.97
    5 to 10 years                                             6,225,179                     6.09
    Over 10 years                                                 -                          -
                                                         --------------
      Total                                              $   35,073,679                     6.06
                                                         --------------                     ----
                                                         --------------                     ----

State and political subdivisions:
    0 to 1 year                                          $      250,000                     8.14%
    1 to 5 years                                              2,442,674                     6.65
    5 to 10 years                                             3,631,670                     6.97
    Over 10 years                                             1,597,844                     7.16
                                                         --------------
      Total                                              $    7,922,188                     6.95
                                                         --------------                     ----
                                                         --------------                     ----

Other debt and equity and
  mortgage-backed securities:
    0 to 1 year                                          $        -                          -  %
    1 to 5 years                                              1,528,312                     5.93
    5 to 10 years                                                 -                          -
    Over 10 years                                                 -                          -
    Mortgage-backed securities                               13,604,540                     6.12
    No stated maturity                                        2,556,048                     3.62
                                                         --------------
      Total                                              $   17,688,900                     5.74
                                                         --------------                     ----
                                                         --------------                     ----

                                                                                          WEIGHTED
                                                                                        AVERAGE TAX-
                                                              AMORTIZED                  EQUIVALENT
                                                                 COST                       YIELD
                                                              ---------                 ------------
HELD-TO-MATURITY
U.S. Government and
  U.S. agencies and corporations:
    0 to 1 year                                          $    1,200,001                     6.94%
    1 to 5 years                                                704,669                     6.73
    5 to 10 years                                                 -                          -
    Over 10 years                                                 -                          -
                                                         --------------
      Total                                              $    1,904,670                     6.86
                                                         --------------                     ----
                                                         --------------                     ----

State and political subdivisions:
    0 to 1 year                                          $    1,252,315                     9.02%
    1 to 5 years                                              3,117,613                     8.47
    5 to 10 years                                             2,811,530                     8.14
    Over 10 years                                               425,000                     8.17
                                                         --------------
      Total                                              $    7,606,458                     8.42
                                                         --------------                     ----
                                                         --------------                     ----

Other debt and mortgage-backed securities:
    0 to 1 year                                          $      199,987                     5.65%
    1 to 5 years                                                  -                          -
    5 to 10 years                                                 -                          -
    Over 10 years                                                 -                          -
    Mortgage-backed securities                                2,894,631                     5.58
                                                         --------------
      Total                                              $    3,094,618                     5.58
                                                         --------------                     ----
                                                         --------------                     ----

AVAILABLE-FOR-SALE AND
  HELD-TO-MATURITY COMBINED:
    0 to 1 year                                          $   11,856,963                     6.64%
    1 to 5 years                                             27,687,108                     6.33
    5 to 10 years                                            12,668,379                     6.80
    Over 10 years                                             2,022,844                     7.37
    Mortgage-backed securities                               16,499,171                     6.03
    No stated maturity                                        2,556,048                     3.62
                                                         --------------
      Total                                              $   73,290,513                     6.33
                                                         --------------                     ----
                                                         --------------                     ----

NOTE: While yields by range of maturity are routinely provided by the Company's accounting system on a tax-equivalent basis, the individual amounts of adjustments are not so provided. In total, at an assumed Federal income tax rate of 34%, the adjustment amounted to approximately $342,000, appropriately adjusted by the disallowance of interest cost to carry nontaxable securities.

       The Company's primary source of liquidity to fund growth is ultimately the generation of new deposits. The following table shows the average daily amount of deposits and the average rate paid on each type of deposit for the years ended December 31, 1998, 1997 and 1996:

                                                                 YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------
                                                  1998                     1997                       1996
                                          --------------------    -----------------------     --------------------
                                           Average    Average       Average      Average       Average    Average
                                           BALANCE      RATE        BALANCE        RATE        BALANCE      RATE
                                           -------    -------       -------      -------       -------    -------
Noninterest-bearing demand deposits     $ 18,726,365     -  %     $ 15,707,064      -  %     $ 11,488,835     -  %
Interest-bearing transaction accounts     27,255,988    2.61        24,948,371     2.70        16,884,376    2.64
Savings deposits                          24,239,745    3.34        20,226,549     3.08        14,031,443    2.99
Time deposits of $100,000 or more         19,528,128    5.71        14,108,154     5.55        11,875,431    5.55
All other time deposits                   97,231,903    5.65        88,161,444     5.56        51,626,631    5.63
                                         -----------               -----------                -----------
                                        $186,982,129    4.35%     $163,151,582     4.28%     $105,906,716    4.18%
                                         -----------    ----       -----------     ----       -----------    ----
                                         -----------    ----       -----------     ----       -----------    ----

       The following table shows the maturity of time deposits of $100,000 or more at December 31, 1998:

                                     TIME            OTHER
                                 CERTIFICATES         TIME
    MATURITY                     OF DEPOSITS        DEPOSITS           TOTAL
    --------                     -----------        --------           -----
Three months or less           $   9,221,309     $  1,732,828     $  10,954,137
Three to six months                2,145,754        2,007,299         4,153,053
Six to twelve months               2,928,205            -             2,928,205
Over twelve months                 3,736,942            -             3,736,942
                                 -----------       ----------       -----------
                               $  18,032,210     $  3,740,127     $  21,772,337
                                 -----------       ----------       -----------
                                 -----------       ----------       -----------

CAPITAL ADEQUACY

       The Federal Reserve Board established risk-based capital guidelines for bank holding companies effective March 15, 1989. The guidelines define Tier 1 Capital and Total Capital. Tier 1 Capital consists of common and qualifying preferred stockholders' equity and minority interests in equity accounts of consolidated subsidiaries, less goodwill and 50% of investments in unconsolidated subsidiaries. Total capital consists of, in addition to Tier 1 Capital, mandatory convertible debt, preferred stock not qualifying as Tier 1 Capital, subordinated and other qualifying term debt and a portion of the reserve for possible loan losses, less the remaining 50% of qualifying total capital. Risk-based capital ratios are calculated with reference to risk-weighted assets, which include both on-and off-balance sheet exposures. The minimum required ratio for qualifying Total Capital is 8%, of which at least 4% must consist of Tier 1 Capital.

       In addition, a minimum leverage ratio is 3% Tier 1 Capital to average total assets (net of goodwill). The Federal Reserve Board stated that the above capital ratios are the minimum requirements for the most highly rated banking organizations, and other banking organizations are expected to maintain capital at higher levels.

       As of December 31, 1998, the Company and each of its banking subsidiaries were in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with risk-based capital guidelines. The Company's Tier 1, Total Capital, and Leverage Ratios were 13.16%, 14.21%, and 8.61%, respectively, at December 31, 1998.

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

       The Company licenses all software used in conducting its business from third party vendors. None of the Company's software has been internally developed. The Company has developed a comprehensive list of all software, all hardware and all service providers used by the Company. Every vendor has been contacted regarding the Year 2000 issue, and the Company continues to closely track the progress each vendor is making in resolving the problems associated with the issue. The Company's vendor of primary software (Information Technologies, Inc. (ITI)) has maintained that its products have been Year 2000 compliant since their inception. Nevertheless, testing standards were formulated and comprehensive testing was successfully performed on the ITI software in the fourth quarter of 1998. In addition, the Company continues to monitor all other major vendors of services to the Company for Year 2000 issues in order to avoid shortages of supplies and services in the coming months. The Company has not had any material delay regarding its information systems projects as a result of the Year 2000 project.

       The Company's main commercial banking relationship is with United Missouri Bank in St. Louis (UMB). UMB correspondence indicates substantial progress with Year 2000 readiness.

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

       The Company decided to consolidate computer processing among its three banks and benefit from economies of scale and from savings derived through conversion to check imaging. In the process, Year 2000 testing on new equipment was actually simplified. Costs specific to Year 2000 remediation and testing are therefore not anticipated to be material. At the present time, no situations that will require material cost expenditures to become fully compliant have been identified. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

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

ACCOUNTING PRONOUNCEMENTS

       Several accounting rule changes which will or have gone into effect recently, as promulgated by the Financial Accounting Standards Board, will have an effect on the Company's financial reporting process. These accounting rule changes, issued in the form of Financial Accounting Standards (FAS) include the following:

- FAS 121 - The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (FAS 121) on January 1, 1996. FAS 121 requires that long-lived assets, such as bank premises and equipment, and certain identifiable intangible assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. The Company's adoption of FAS 121 in 1996 had no impact on the Company's financial position, results of operations, or liquidity.

- FAS 125 - The Company adopted the provisions of Statement of Financial Accounting Standards No. 125, TRANSFER AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES (FAS 125), on January 1, 1997. FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. FAS 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of FAS 125 did not have a material impact on the Company's financial position, results of operations, or liquidity.

- FAS 128 - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (FAS 128) which amends existing accounting requirements and establishes standards for computing and presenting earnings per share for entities with publicly-held common stock or potential common stock. FAS 128 simplifies the standards for computing earnings per share, replacing the presentation of primary earnings per share with basic earnings per share, which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. FAS 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period earnings per share information presented. For the three years ended December 31, 1998, the Company did not maintain a complex capital structure as defined by FAS 128.

- FAS 130 - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (FAS 130). FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. FAS 130 defines comprehensive income as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period, except those resulting from investments by and distributions to owners.

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

   FAS 130 is effective for fiscal years beginning after December 15, 1997, with reclassification of financial statements of earlier periods required for comparative purposes. The consolidated balance sheets as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive
   income, stockholders' equity, and cash flows for each of the    year sin
   the three year period ended December 31, 1998 included herein    have been
   prepared in accordance with FAS 130.

- FAS 133 - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (FAS 133), which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. FAS 133 defines a derivative instrument as a financial instrument or other contract with all three of the following characteristics:

     a. It has (a) one or more underlyings and (b) one or more notional amounts or payment provisions, or both. These terms determine the amount of the settlement or settlements and, in some cases, whether or not a settlement is required. An underlying is a specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates, or other variable. An underlying may be a price or rate of an asset or liability but is not the asset or liability itself. A notional amount is a number of currency units specified in the contract. The settlement of a derivative instrument with a notional amount is determined by interaction of that notional amount with the underlying. A payment provision specifies a fixed or determinable settlement to be made if the underlying behaves in a specified manner.

     b. It requires no initial net investment or an initial net investment than would be required for other types of contracts that would be expected to have a similar response to changes in market factors.

     c. Its terms require or permit net settlement, it can readily be settled by a means outside the contract, or it provides for delivery of an asset that puts the recipient in a position not substantially different than net settlement.

   FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

   The accounting for changes in the fair value of a derivative (that is, the gains and losses) depends on the intended use of the derivative and the resulting designation. The Company and Banks have not engaged in any hedging activities during the three-year period ended December 31, 1998. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

   FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Company management believes the implementation of FAS 133 will not have a material impact on the Company's consolidated financial position, results of operations, or liquidity. At December 31, 1998, the only financial instruments meeting the above definition of a derivative instrument are fixed rate loan commitments and standby letters of credit. The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments, and the present credit worthiness of such counterparties. The Company believes such commitments have been made on terms which are competitive in the markets in which it operates and are relatively short-term in nature; however, no premium or discount is offered thereon and, accordingly, the Company has not assigned a value to such instruments.

EFFECTS OF INFLATION

       Persistent high rates of inflation can have a significant effect on the reported financial condition and results of operations of all industries. However, the asset and liability structure of a bank holding company is substantially different from that of an industrial company, in that virtually all assets and liabilities of a bank holding company are monetary in nature. Accordingly, changes in interest rates may have a significant impact on a bank holding company's performance. Interest rates do not necessarily move in the same direction, or in the same magnitude, as the prices of other goods and services.

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

       Although it is obvious that inflation affects the growth of total assets, it is difficult to measure the impact precisely. Only new assets acquired each year are directly affected, so a simple adjustment of asset totals by use of an inflation index is not meaningful. The results of operations also have been affected by inflation, but again there is no simple way to measure the effect on the various categories of income and expense.

       Interest rates in particular are significantly affected by inflation, but neither the timing nor the magnitude of the changes coincide with changes in the consumer price index. Additionally, changes in interest rates on some types of consumer deposits may be delayed. These factors, in turn, affect the composition of sources of funds by reducing the growth of deposits that are less interest sensitive and increasing the need for funds that are more interest sensitive.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company believes this item is not applicable, as neither the Company nor any of its subsidiaries have any financial instruments considered to be derivative securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



         CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES


                      INDEX TO FINANCIAL STATEMENTS

                                                                                         Page
                                                                                        ------
Independent Auditors' Report..........................................................     39
Consolidated Balance Sheets, December 31, 1998 and 1997...............................     40
Consolidated Statements of Income, Years Ended December 31, 1998, 1997, and 1996......     41
Consolidated Statements of Stockholders' Equity, Years Ended December 31, 1998,
  1997, and 1996......................................................................     42
Consolidated Statements of Cash Flows, Years Ended December 31, 1998,
  1997, and 1996......................................................................     43
Notes to Consolidated Financial Statements, December 31, 1998,
  1997, and 1996......................................................................     44


                       INDEPENDENT AUDITORS' REPORT


The Board of Directors
Carlinville National Bank Shares, Inc.

We have audited the accompanying consolidated balance sheets of Carlinville National Bank Shares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlinville National Bank Shares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                   CUMMINGS & ASSOCIATES, P.C.


February 3, 1999
St. Louis, Missouri

              CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                            December 31, 1998 and 1997

                               ASSETS                                                       1998            1997
                               ------                                                       ----            ----
Cash and due from banks (note 3)                                                     $   9,385,889        4,803,829
Interest-earning deposits in other financial institutions                                1,000,197           -
Federal funds sold                                                                      15,997,000        8,429,000
Investments in debt and equity securities (note 4):
    Available-for-sale, at fair value                                                   61,380,481       44,142,416
    Held-to-maturity, at amortized cost (fair value of
      $12,965,442 and $19,238,450 at December 31, 1998 and
      1997, respectively)                                                               12,605,746       18,875,321

Loans (notes 5 and 9)                                                                  153,180,069      111,925,209
    Less:
      Unearned discount                                                                   (580,377)         (47,060)
      Reserve for possible loan losses                                                  (1,641,212)      (1,098,038)
                                                                                     -------------    -------------
                               Net loans                                               150,958,480      110,780,111
                                                                                     -------------    -------------
Bank premises and equipment, net (note 6)                                                3,782,400        2,421,358
Accrued interest receivable                                                              3,503,844        2,619,870
Intangible assets (note 2)                                                               4,860,553        3,855,584
Other assets                                                                             2,580,689        1,253,401
                                                                                     -------------    -------------
                                                                                     $ 266,055,279      197,180,890
                                                                                     -------------    -------------
                                                                                     -------------    -------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Noninterest-bearing deposits                                                         $  24,938,780       16,442,262
Interest-bearing deposits (note 7)                                                     204,987,156      151,172,610
                                                                                     -------------    -------------
                               Total deposits                                          229,925,936      167,614,872
Short-term borrowings (note 9) 4,499,417                                                 7,932,881
Accrued interest payable                                                                 1,404,827          966,818
Long-term borrowings (note 10) 1,252,000                                                         -
Other liabilities (note 8)                                                               1,218,976          232,684
                                                                                     -------------    -------------
                               Total liabilities                                       238,301,156      176,747,255
                                                                                     -------------    -------------
Commitments and contingencies (notes 12 and 14)
Stockholders' equity (notes 13 and 15);
    Common stock, $1 par value; 310,000 shares authorized, 262,710 and 200,000 shares issued and outstanding at December 31, 1998
      and 1997, respectively                                                               262,710          200,000
    Surplus                                                                              6,165,204          270,464
    Retained earnings                                                                   21,150,744       19,758,353
    Accumulated other comprehensive income - unrealized holding
      gains (losses) on available-for-sale securities, net                                 496,553          525,906
    Treasury stock at cost - 13,502 shares                                                (321,088)        (321,088)
                                                                                     -------------    -------------
                               Total stockholders' equity                               27,754,123       20,433,635
                                                                                     -------------    -------------
                                                                                     $ 266,055,279      197,180,890
                                                                                     -------------    -------------
                                                                                     -------------    -------------

See accompanying notes to consolidated financial statements.

               CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

             Consolidated Statements of Income and Comprehensive Income

                    Years ended December 31, 1998, 1997, and 1996

                                                                         1998              1997            1996
                                                                         ----              ----            ----
Interest income:
    Interest and fees on loans (note 5)                              $ 11,183,905        9,204,207        6,966,006
    Interest and dividends on debt and equity securities:
       Taxable                                                          3,038,311        3,213,555        1,622,587
       Exempt from Federal income taxes                                   698,592          762,924          730,806
    Interest on short-term investments                                    808,048          565,607          405,497
                                                                     ------------       ----------        ---------
                      Total interest income                            15,728,856       13,746,293        9,724,896
                                                                     ------------       ----------        ---------
Interest expense:
    Interest on deposits (note 7)                                       8,131,779        6,977,721        4,430,551
    Interest on short-term borrowings (note 9)                            414,895          456,087          330,488
    Interest on long-term borrowings (note 10)                             21,355            --              --
                                                                     ------------       ----------        ---------
                      Total interest expense                            8,568,029        7,433,808        4,761,039
                                                                     ------------       ----------        ---------
                      Net interest income                               7,160,827        6,312,485        4,963,857
Provision for possible loan losses (note 5)                               335,000          170,000            --
                                                                     ------------       ----------        ---------
                      Net interest income after provision
                         for possible loan losses                       6,825,827        6,142,485        4,963,857
                                                                     ------------       ----------        ---------
Noninterest income:
    Service charges on deposit accounts                                   591,192          488,934          289,221
    Income from fiduciary activities                                      166,853          155,458          105,107
    Net security sale gains (note 4)                                      313,506          193,173           15,447
    Mortgage banking revenues                                             206,648           68,455            --
    Other noninterest income                                              369,823          307,933          195,748
                                                                     ------------       ----------        ---------
                      Total noninterest income                          1,648,022        1,213,953          605,523
                                                                     ------------       ----------        ---------
Noninterest expense:
    Salaries and employee benefits (note 11)                            3,098,898        2,676,043        1,811,648
    Occupancy and equipment expense (note 6)                              824,933          707,723          378,786
    Legal and professional fees                                            91,792           82,824           49,997
    Postage, printing and supplies                                        320,275          320,048          181,675
    Amortization of intangible assets (note 2)                            303,617          263,401            1,471
    Other noninterest expense                                           1,032,229          931,243          472,856
                                                                     ------------       ----------        ---------
                      Total noninterest expense                         5,671,744        4,981,282        2,896,433
                                                                     ------------       ----------        ---------
                      Income before applicable income taxes             2,802,105        2,375,156        2,672,947
Applicable income taxes (note 8)                                          765,480          524,478          756,196
                                                                     ------------       ----------        ---------
                      Net income                                        2,036,625        1,850,678        1,916,751
                                                                     ------------       ----------        ---------
Other comprehensive income (loss) before tax:
    Net unrealized gains (losses) on available-for-sale
       securities                                                         269,032          875,064          (16,198)
    Less reclassification adjustment for gains included
       in net income                                                     (313,506)        (193,173)         (15,447)
                                                                     ------------       ----------        ---------
                      Other comprehensive income
                         (loss) before tax                                (44,474)         681,891          (31,645)
Income tax related to items of other comprehensive
    income (loss)                                                         (15,121)         231,843          (10,759)
                                                                     ------------       ----------        ---------
                      Other comprehensive income
                         (loss) net of tax                                (29,353)         450,048          (20,886)
                                                                     ------------       ----------        ---------
                      Total comprehensive income                     $  2,007,272        2,300,726        1,895,865
                                                                     ------------       ----------        ---------
                                                                     ------------       ----------        ---------
Net income per common share:
    Average common shares outstanding                                     202,304          186,390          185,898
                                                                     ------------       ----------        ---------
                                                                     ------------       ----------        ---------
    Net income per common share                                      $      10.07             9.93            10.31
                                                                     ------------       ----------        ---------
                                                                     ------------       ----------        ---------

See accompanying notes to consolidated financial statements.

                  CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Stockholders' Equity

                       Years ended December 31, 1998, 1997, and 1996

                                                                                               Accumulated        Total
                                                                                                  other           stock-
                                           Common                  Retained      Treasury     compensation       holders'
                                           stock       surplus     earnings        stock         income           equity
                                         ---------   ----------   -----------     --------    ------------      -----------
Balance at December 31, 1995              $200,000      224,732    16,977,333    (335,356)       96,744          17,163,453

Net income                                    -            -        1,916,751        -             -              1,916,751

Cash dividends declared
   ($2.55 per share)                          -            -         (473,539)       -             -              (473,539)

Unrealized gains (losses)
   on available-for-sale securities,
     net of related tax effect                -            -            -            -           (20,886)          (20,886)
                                         ---------   ----------   -----------     --------    ------------      -----------
Balance at December 31, 1996               200,000      224,732    18,420,545    (335,356)         75,858       18,585,779

Issuance of 600 shares from treasury                     45,732         -          14,268           -               60,000

Net income                                    -            -        1,850,678        -              -            1,850,678
Cash dividends declared
   ($ 2.75 per share)                         -            -         (512,870)       -              -             (512,870)

Unrealized gains (losses)
   on available-for-sale securities,
     net of related tax effect                -            -            -            -            450,048          450,048
                                         ---------   ----------   -----------     --------    ------------      -----------
Balance at December 31, 1997               200,000      270,464    19,758,353    (321,088)        525,906       20,433,635

ISSUANCE OF 62,710 SHARES OF COMMON
   STOCK IN ACQUISITION (NOTE 2)            62,710    5,894,740         -            -              -            5,957,450

NET INCOME                                    -            -        2,036,625        -              -            2,036,625

CASH DIVIDENDS DECLARED
   ($ 2.95 PER SHARE)                         -           -          (644,234)       -              -             (644,234)

UNREALIZED GAINS (LOSSES)
   ON AVAILABLE-FOR-SALE SECURITIES,
     NET OF RELATED TAX EFFECT                -           -             -            -            (29,353)         (29,353)
                                         ---------   ----------   -----------     --------    ------------      -----------
BALANCE AT DECEMBER 31, 1998             $ 262,710    6,165,204    21,150,744    (321,088)        496,553       27,754,123
                                         ---------   ----------   -----------     --------    ------------      -----------
                                         ---------   ----------   -----------     --------    ------------      -----------

See accompanying notes to consolidated financial statements.

          CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows

               Years ended December 31, 1998, 1997, and 1996

                                                                               1998          1997          1996
                                                                               ----          ----          ----
Cash flows from operating activities:
    Net income                                                           $  2,036,625     1,850,678     1,916,751
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                       818,783       698,448       227,718
          Provision for possible loan losses                                  335,000       170,000         --
          Deferred income tax expense (benefit)                                10,541        95,506       (65,443)
          Decrease (increase) in accrued interest receivable                 (375,323)       25,395      (178,059)
          Net gains on security sales and calls                              (313,506)     (193,173)      (15,447)
          Increase (decrease) in accrued interest payable                     200,885       (32,413)      (47,358)
          Mortgage loans originated for secondary market                  (17,779,706)   (9,509,943)        --
          Mortgage loans sold in secondary market                          16,532,494     9,357,493         --
          Other operating activities, net                                     147,022       (47,495)      (68,269)
                                                                         ------------   -----------   -----------
                   Net cash provided by operating activities                1,612,815     2,414,496     1,769,893
                                                                         ------------   -----------   -----------
Cash flows from investing activities:
    Net cash and cash equivalents received from acquisitions                9,335,663     5,575,404     22,030,144
    Proceeds from calls and maturities of and principal
       payments on debt securities:
          Available-for-sale                                               27,160,061    12,078,173     4,592,174
          Held-to-maturity                                                  6,272,229     5,154,969     5,990,750
    Proceeds from sale of securities                                          705,000     2,508,366         --
    Purchases of debt and equity securities:
       Available-for-sale                                                 (39,418,130)  (20,355,046)  (25,881,923)
       Held-to-maturity                                                      (278,454)   (1,128,714)   (6,824,035)
    Net increase in loans                                                  (7,849,584)  (10,728,469)     (328,730)
    Purchases of bank premises and equipment, net                            (796,785)     (184,759)     (260,386)
    Proceeds from sale of other real estate owned                             244,247        22,000         --
    Purchase of life insurance contracts in connection
       with Company benefit plans                                               --         (910,000)        --
                                                                         ------------   -----------   -----------
                   Net cash used in investing activities                   (4,625,753)   (7,968,076)     (682,006)
                                                                         ------------   -----------   -----------
Cash flows from financing activities:
    Net increase (decrease) in deposits                                    20,847,893     6,855,340    (2,125,730)
    Net increase (decrease) in short-term borrowings                       (3,833,464)    4,255,289    (3,338,313)
    Proceeds from note payable                                                400,000     1,750,000         --
    Principal payments made on notes payable                                 (607,000)   (1,750,000)        --
    Sale of treasury stock                                                      --           60,000         --
    Dividends paid                                                           (644,234)     (512,870)     (473,539)
                                                                         ------------   -----------   -----------
                   Net cash provided by (used in)
                      financing activities                                 16,163,195    10,657,759    (5,937,582)
                                                                         ------------   -----------   -----------
                   Net increase (decrease) in cash
                      and cash equivalents                                 13,150,257     5,104,179    (4,849,695)
Cash and cash equivalents at beginning of year                             13,232,829     8,128,650    12,978,345
                                                                         ------------   -----------   -----------
Cash and cash equivalents at end of year                                 $ 26,383,086    13,232,829     8,128,650
                                                                         ------------   -----------   -----------
                                                                         ------------   -----------   -----------

Supplemental information:
    Cash paid for:
       Interest                                                          $  8,367,144     7,182,394     4,625,236
       Federal income taxes                                                   877,500       850,991       771,541
    Noncash transactions:
       Transfers to other real estate in settlement of loans                  108,800       207,611         --
       Loans made to facilitate the sale of other real estate                   --           39,170         --
                                                                         ------------   -----------   -----------
                                                                         ------------   -----------   -----------

See accompanying notes to consolidated financial statements.

          CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

                     December 31, 1998, 1997 and 1996


NOTE 1 - SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES
Carlinville National Bank Shares, Inc. (the Company) provides a full range of banking services to individual and corporate customers throughout Macoupin, Montgomery, Christian, and Sangamon counties of central Illinois, through the seven locations of its wholly-owned subsidiary banks, Carlinville National Bank (the Carlinville Bank), Palmer Bank, and Citizens State Bank (Citizens Bank), collectively referred to as the Banks. The Company and Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout the central Illinois area. Additionally, the Company and Banks are subject to the regulations of certain Federal and state agencies and undergo periodic examinations by those regulatory agencies. The Company also maintains a nonbanking subsidiary which operates a tax return preparation service. The operations of the nonbanking subsidiary are not material to the Company's consolidated results of operations.

The accounting and reporting policies of the Company conform to generally accepted accounting principles within the banking industry. In compiling the consolidated financial statements, management is required to make estimates and assumptions, including the determination of the reserve for possible loan losses and valuation of other real estate owned, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Following is a description of the more significant of the Company's accounting policies:

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

BASIS OF ACCOUNTING
The Company and its subsidiaries utilize the accrual basis of accounting for major items, except for certain trust and fiduciary activities which are reported on the cash basis. Results of these activities on the cash basis do not differ materially from those which would be reported using the accrual basis.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (FAS
130). FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. FAS 130 defines comprehensive income as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period, except those resulting from investments by and distributions to owners.

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

       CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements


FAS 130 is effective for fiscal years beginning after December 15, 1997, with reclassification of financial statements of earlier periods required for comparative purposes. The accompanying consolidated balance sheets as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998 have been prepared in accordance with FAS 130.

CASH FLOW INFORMATION
For purposes of the consolidated statements of cash flows, cash equivalents include due from banks (including interest-earning deposits in financial institutions) and Federal funds sold.

NET INCOME PER COMMON SHARE
Net income per common share is based on the weighted average number of common shares outstanding during each year.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (FAS 128) which amends existing accounting requirements and establishes standards for computing and presenting earnings per share for entities with publicly-held common stock or potential common stock. FAS 128 simplifies the standards for computing earnings per share, replacing the presentation of primary earnings per share with basic earnings per share, which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. FAS 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity.

FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period earnings per share information presented. For each of the years in the three-year period ended December 31, 1998, the Company did not maintain a complex capital structure as defined by FAS 128.

INVESTMENTS IN DEBT AND EQUITY SECURITIES
The Company classifies its debt securities into one of three categories at the time of purchase: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near-term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other debt securities not included in trading or held-to-maturity, and all equity securities, are classified as available-for-sale.

          CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements


Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization of premiums or accretion of discounts. Unrealized holding gains and losses on trading securities (for which no securities were so designated at December 31, 1998 and 1997) would be included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and reported as a component of other comprehensive income in stockholders' equity until realized. Transfers of securities between categories would be recorded at fair value at the date of transfer. Unrealized holding gains and losses would be recognized in earnings for any transfers into the trading category.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security.

For securities in the available-to-sale and held-to-maturity categories, premiums and discounts are amortized or accreted over the lives of the respective securities, with consideration of historical and estimated prepayment rates, as an adjustment to yield using the interest method. Dividend and interest income are recognized when earned. Realized gains and losses from the sale of any securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

LOANS
Interest on commercial, real estate and certain installment loans and direct financing leases is credited to income based on the principal amount outstanding. Interest on the remaining installment loans and direct financing leases is credited to income using a method which approximates the interest method. The recognition of interest income is discontinued when, in management's judgment, the interest will not be collectible in the normal course of business. Subsequent payments received on such loans are applied to principal if any doubt exists as to the collectibility of such principal; otherwise, such receipts are recorded as interest income. Loans are returned to accrual status when management believes full collectibility of principal and interest is expected. The Company considers a loan impaired when all amounts due - both principal and interest - will not be collected in accordance with the contractual terms of the loan agreement. When measuring impairment for such loans, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan; however, the Company measures impairment based on the fair value of the collateral, if foreclosure is probable.

Loan origination fees and related expenses are recognized when received and when incurred, respectively, the results of which do not differ materially from generally accepted accounting principles. Initial direct processing fees on direct financing leases are deferred and amortized over the lives of the related leases, using a method which approximates the interest method.

The reserve for possible loan losses is available to absorb loan charge-offs. The reserve is increased by provisions charged to operations and is reduced by loan charge-offs less recoveries. The provision charged to operations each year is that amount which management believes is sufficient to bring the balance of the reserve to a level adequate to absorb potential loan losses, based on their knowledge and evaluation of past losses, the current loan portfolio, and the current economic environment in which the borrowers of the Company's banking subsidiaries operate.

            CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Management believes the reserve for possible loan losses is adequate to absorb losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the reserve may be necessary based on changes in economic conditions. Additionally, various regulatory agencies, as an integral part of the examination process, periodically review the Banks' reserve for possible loan losses. Such agencies may require the Banks to add to the reserve for possible loan losses based on their judgments and interpretations about information available to them at the time of their examinations.

BANK PREMISES AND EQUIPMENT
Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of premises and equipment are computed over the expected lives of the assets, or the related lease term for leasehold improvements, using both straight-line and accelerated methods. Estimated useful lives are 15 to 39 years for premises and three to seven years for leasehold improvements, furniture, fixtures, and equipment. Expenditures for major renewals and improvements of bank premises and equipment are capitalized, and those for maintenance and repairs are expensed as incurred.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (FAS 121) on January 1, 1996. FAS 121 requires that long-lived assets, such as bank premises and equipment, and certain identifiable intangible assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated selling costs. The Company's adoption of FAS 121 in 1996 had no impact on the Company's financial position, results of operations, or liquidity.

OTHER REAL ESTATE OWNED
Other real estate owned represents property acquired through foreclosure, or deeded to the Company's banking subsidiaries in lieu of foreclosure, for loans on which the borrowers have defaulted as to payment of principal and interest. Properties acquired are initially recorded at the lower of the Company's carrying amount or fair value (less estimated selling costs), and carried in other assets in the consolidated balance sheets. Valuations are periodically performed by management, and an allowance for losses is established by means of a charge to noninterest expense if the carrying value of a property exceeds its fair value, less estimated selling costs. Subsequent increases in the fair value less estimated selling costs are recorded through a reversal of the allowance, but not below zero. Costs related to development and improvement of property are capitalized, while costs relating to holding the property are expensed.

INTANGIBLE ASSETS
The core deposit intangible relating to the Carlinville Bank's purchase of certain assets and assumption of certain liabilities of a branch location in Hillsboro, Illinois on December 13, 1996, is being amortized into noninterest expense on an straight-line basis over 15 years.

       CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements


The excess of the Company's consideration given in each subsidiary acquisition transaction over the fair value of the net assets acquired is recorded as goodwill, an intangible asset on the consolidated balance sheets. This amount is amortized into noninterest expense on a straight-line basis over 15 years.

The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangible assets over their remaining lives can be recovered through undiscounted future operating cash flows of the acquired operations or deposits. The amount of impairment, if any, is measured based on projected discounted future operating cash flows, using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

INCOME TAXES
The Company and its subsidiaries file consolidated Federal income tax returns. Applicable income taxes are computed based on reported income and expenses, adjusted for permanent differences between reported and taxable income.

The Company uses the asset and liability method of accounting for income taxes, in which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period which includes the enactment date.

MORTGAGE BANKING OPERATIONS
The Company maintains mortgage banking operations at each of its banking subsidiaries, which originate long-term, fixed rate residential mortgage loans for sale (without recourse) to the secondary market. Upon receipt of an application for a residential real estate loan, the Company locks in an interest rate with the applicable investor and, at the same time, locks into an interest rate with the customer. This practice minimizes the Company's exposure to risk resulting from interest rate fluctuations. Upon disbursement of the loan proceeds to the customer, the loan is delivered to the applicable investor. Sales proceeds are generally received within two to seven days later. Therefore, no loans held for sale are included in the Company's loan portfolio at any point in time, except those loans for which the sale proceeds have not yet been received. Such loans are maintained at the lower of cost or market value, based on the outstanding commitment from the applicable investors for such loans.

Loan origination fees are recognized upon the sale of the related loans and included in the consolidated statements of income as noninterest income from mortgage banking operations. Additionally, loan administration fees, representing income earned from servicing certain loans sold in the secondary market, are calculated on the outstanding principal balances of the loans serviced and recorded as noninterest income as earned.

           CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


For certain loans sold in the secondary market, the Company retains the rights to service such loans. Accordingly, the Company has recognized as separate assets the rights to service mortgage loans for others at the origination date of the loan. These capitalized mortgage servicing rights are included in intangible assets in the consolidated financial statements and are reviewed on a quarterly basis for impairment, based on the current fair value of those rights. The value of mortgage servicing rights is determined based on the present value of estimated future cash flows, using assumptions as to current market discount rate, prepayment speeds and servicing costs per loan. Mortgage servicing rights are amortized in proportion to, and over the period of estimated net servicing income as an other noninterest expense.

At December 31, 1998, the Company serviced loans totaling $8,716,613, and the net unamortized balances of mortgage servicing rights was $75,465. The Company did not service any such loans prior to 1998. No valuation reserve was required on the mortgage servicing rights at December 31, 1998, in that the fair values thereof, determined by comparison to the fair value of loan portfolios with similar characteristics, exceeded the carrying amount included in intangible assets in the Company's consolidated balance sheets.

FINANCIAL INSTRUMENTS
For purposes of information included in note 14 regarding disclosures about financial instruments, financial instruments are defined as cash, evidence of an ownership interest in an entity, or a contract that both:

  (a) imposes on one entity a contractual obligation to deliver cash or another financial instrument to a second entity or to exchange other financial instruments on potentially unfavorable terms with the second entity, and

  (b) conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity or to exchange other financial instruments on potentially favorable terms with the first entity.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 125, TRANSFER AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES (FAS 125), on January 1, 1997. FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. FAS 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of FAS 125 did not have a material impact on the Company's financial position, results of operations, or liquidity.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (FAS 133), which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. FAS 133 defines a derivative instrument as a financial instrument or other contract with all three of the following characteristics:

        CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements


  a. It has (1) one or more underlyings and (2) one or more notional amounts or payment provisions or both. These terms determine the amount of the settlement or settlements and, in some cases, whether or not a settlement is required. An underlying is a specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates, or other variable. An underlying may be a price or rate of an asset or liability but is not the asset or liability itself. A notional amount is a number of currency units specified in the contract. The settlement of a derivative instrument with a notional amount is determined by interaction of that notional amount with the underlying. A payment provision specifies a fixed or determinable settlement to be made if the underlying behaves in a specified manner.

  b. It requires no initial net investment or an initial net investment than would be required for other types of contracts that would be expected to have a similar response to changes in market factors.

  c. Its terms require or permit net settlement, it can readily be settled by a means outside the contract, or it provides for delivery of an asset that puts the recipient in a position not substantially different than net settlement.

FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

The accounting for changes in the fair value of a derivative (that is, the gains and losses) depends on the intended use of the derivative and the resulting designation. The Company and Banks have not engaged in any hedging activities during the three-year period ended December 31, 1998. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Company management believes the implementation of FAS 133 will not have a material impact on the Company's consolidated financial position, results of operations, or liquidity. At December 31, 1998, the only financial instruments meeting the above definition of a derivative instrument are fixed rate loan commitments and standby letters of credit. The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments, and the present credit worthiness of such counterparties. The Company believes such commitments have been made on terms which are competitive in the markets in which it operates and are relatively short-term in nature; however, no premium or discount is offered thereon and, accordingly, the Company has not assigned a value to such instruments.

RECLASSIFICATIONS
Certain reclassifications have been made to the 1996 and 1997 consolidated financial statement amounts to conform to the 1998 presentation.

         CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements


NOTE 2 - MERGERS AND ACQUISITIONS
Effective December 13, 1996, the Carlinville Bank entered into a purchase and assumption agreement to acquire certain assets and assume certain liabilities of the Hillsboro, Illinois branch location of an unaffiliated financial institution (the Hillsboro Branch). The fair value of the assets acquired and liabilities assumed in this transaction is shown below. The net difference between the assets acquired from and core deposit premium paid to the unaffiliated financial institution, and the liabilities assumed, was settled by a cash payment from the unaffiliated financial institution on December 13, 1996. This purchase and assumption transaction was accounted for as a purchase and, accordingly, the consolidated financial statements include the financial position and results of operations of the Hillsboro Branch for the period subsequent to the acquisition date. The assets acquired and liabilities assumed were recorded at their fair values at the acquisition date. The resulting discounts and premiums are being amortized over the expected economic lives of the related assets and liabilities.


         Assets acquired:
           Loans                                                       $    317,958
           Leasehold improvements, furniture and fixtures                    67,814
           Accrued interest and other assets                                 99,636
                                                                       ------------
                      Total assets acquired                            $    485,408
                                                                       ------------
                                                                       ------------

         Liabilities assumed:
           Deposits                                                    $ 24,379,392
           Accrued interest and other liabilities                           186,525
                                                                       ------------
                      Total liabilities assumed                        $ 24,565,917
                                                                       ------------
                                                                       ------------
         Core deposit premium paid                                     $  2,051,456
                                                                       ------------
                                                                       ------------

Effective January 24, 1997, the Company purchased 100% of the outstanding capital stock of Lincoln Trail Bancshares, Inc. (Lincoln Trail), which owned 100% of the outstanding common stock of Palmer Bank in Taylorville, Illinois, in exchange for cash of $3,045,984. The acquisition was accounted for as a purchase transaction and, accordingly, the consolidated operations of Lincoln Trail from January 24, 1997 forward are included in the consolidated results of operations of the Company. The excess of cost over the fair value of net assets acquired, which amounted to $2,048,407, is being amortized on a straight line basis over 15 years.

The fair value of the consolidated net assets acquired from Lincoln Trail at January 24, 1997 were as follows:


         Cash and due from banks                                        $    983,388
         Federal funds sold                                                7,638,000
         Investment securities                                             3,477,228
         Loans, net                                                       21,659,223
         Premises and equipment                                            1,055,763
         Other assets                                                        560,849
                                                                        ------------
                      Total assets                                        35,374,451
                                                                        ------------
         Deposits                                                         33,920,247
         Other liabilities                                                   456,627
                                                                        ------------
                      Total liabilities                                   34,376,874
                      Net assets acquired                                    997,577
         Cost of acquisition                                               3,045,984
                                                                        ------------
         Excess of cost over fair value of net assets acquired          $  2,048,407
                                                                        ------------
                                                                        ------------

            CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Effective October 1, 1998, the Company acquired 100% of the outstanding capital stock of Shipman Bancorp, Inc. (Shipman), which owned 100% of the outstanding common stock of the Citizens Bank in Shipman, Illinois, in exchange for 62,710 shares of Company common stock and cash of $287,926. The acquisition was accounted for as a purchase transaction and, accordingly, the consolidated operations of Shipman from October 1, 1998 to December 31, 1998 are included in the Company's consolidated results of operations for the year ended December 31, 1998. The excess of cost over the fair value of net assets acquired, which amounted to $1,224,712, is being amortized on a straight line basis over 15 years.

The fair value of the consolidated net assets acquired from Shipman at October 1, 1998 were as follows:


         Cash and due from banks                                        $  5,644,590
         Federal funds sold                                                3,979,000
         Investment securities                                             5,223,185
         Loans, net                                                       31,567,601
         Premises and equipment                                              963,630
         Other assets                                                      1,969,711
                                                                        ------------
                      Total assets                                        49,347,717
                                                                        ------------
         Deposits                                                         41,463,171
         Other liabilities                                                 2,863,882
                                                                        ------------
                      Total liabilities                                   44,327,053
                      Net assets acquired                                  5,020,664
         Cost of acquisition                                               6,245,376
                                                                        ------------
         Excess of cost over fair value of net assets acquired          $  1,224,712
                                                                        ------------
                                                                        ------------

At December 31, 1998, the expected annual decrease of future income resulting from the amortization and accretion of the purchase adjustments for the acquisitions of the Hillsboro Branch, Lincoln Trail, and Shipman for each of the next five years is as follows:


         Years ending December 31:
                  1999                                $     339,882
                  2000                                      319,112
                  2001                                      301,193
                  2002                                      288,971
                  2003                                      266,250
                                                      -------------
                                                      -------------

         CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements


Following is an unaudited pro forma summary of the consolidated results of operations for the years ended December 31, 1998, 1997, and 1996, assuming the purchase and assumption of the Hillsboro Branch had occurred on January 1, 1995, the acquisition of Lincoln Trail had occurred on January 1, 1996, and the acquisition of Shipman had occurred on January 1, 1997:


                                                  1998        1997         1996
                                                --------    --------     --------
                                      (in thousands of dollars, except for per share data)
         Interest income                        $ 18,316      17,389        13,652
         Interest expense                          9,924       9,486         7,563
                                                --------     -------       -------
              Net interest income                  8,392       7,903         6,089
         Provision for possible loan losses          335         170           -
         Noninterest income                        1,918       1,557           831
         Noninterest expense                       6,738       6,683         4,515
                                                --------     -------       -------
              Net income before taxes              3,237       2,607         2,405
         Income tax expense                          961         620           556
                                                --------     -------       -------
              Net income                        $  2,276       1,987         1,849
                                                --------     -------       -------
                                                --------     -------       -------
              Net income per share              $   9.13        7.98          9.95
                                                --------     -------       -------
                                                --------     -------       -------


NOTE 3 - CASH AND DUE FROM BANKS
The Company's banking subsidiaries are required to maintain certain daily reserve balances on hand in accordance with regulatory requirements. The reserve balances maintained in accordance with such requirements at December 31, 1998 and 1997 were approximately $988,000 and $244,000, respectively.

NOTE 4 - INVESTMENTS IN DEBT AND EQUITY SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair values of debt and equity securities classified as available-for-sale at December 31, 1998 and 1997 are as follows:

                                                                GROSS         GROSS
                                                               UNREAL-       UNREAL-       ESTIMATED
                                                AMORTIZED       IZED          IZED           FAIR
               1998                               COST          GAINS        LOSSES          VALUE
               ----                           ------------     -------      --------      ----------
U.S. TREASURY ISSUES AND
   OBLIGATIONS OF U.S.
   GOVERNMENT AGENCIES
   AND CORPORATIONS                           $ 35,073,679      159,747     (56,099)      35,177,327
OBLIGATIONS OF STATES AND
   POLITICAL SUBDIVISIONS                        7,922,188      218,173     (13,795)       8,126,566
OTHER DEBT SECURITIES                            1,528,312       32,824         -          1,561,136
MORTGAGE-BACKED SECURITIES                      13,604,540       81,436     (47,074)      13,638,902
EQUITY SECURITIES                                2,556,048      320,502         -          2,876,550
                                              ------------      -------    --------      -----------
                                              $ 60,684,767      812,682    (116,968)      61,380,481
                                              ------------      -------    --------      -----------
                                              ------------      -------    --------      -----------

            CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

                                                                Gross         Gross
                                                               unreal-       unreal-       Estimated
                                                Amortized       ized          ized           fair
               1997                               cost          gains        losses          value
               ----                               ----          -----        ------          -----
U.S. Treasury issues and
   obligations of U.S.
   Government agencies
   and corporations                           $ 32,924,621       71,278     (43,220)      32,952,679
Obligations of states and
   political subdivisions                        4,946,354      144,659      (6,306)       5,084,707
Other debt securities                              250,000          312         -            250,312
Mortgage-backed securities                       2,478,757        6,008     (15,650)       2,469,115
Equity securities                                2,745,870      639,733         -          3,385,603
                                              ------------      -------     -------      -----------
                                              $ 43,345,602      861,990     (65,176)      44,142,416
                                              ------------      -------     -------      -----------
                                              ------------      -------     -------      -----------

The amortized cost and estimated fair value of debt and equity securities classified as available-for-sale at December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without prepayment penalties.

                                                                                           ESTIMATED
                                                                         AMORTIZED           FAIR
                                                                           COST              VALUE
                                                                      -------------       -----------
         DUE ONE YEAR OR LESS                                          $  9,204,660        9,241,295
         DUE ONE YEAR THROUGH FIVE YEARS                                 23,864,826       24,023,526
         DUE FIVE YEARS THROUGH TEN YEARS                                 9,856,849        9,959,417
         DUE AFTER TEN YEARS                                              1,597,844        1,640,791
         MORTGAGE-BACKED SECURITIES                                      13,604,540       13,638,902
         EQUITY SECURITIES                                                2,556,048        2,876,550
                                                                       ------------      -----------
                                                                       $ 60,684,767       61,380,481
                                                                       ------------      -----------
                                                                       ------------      -----------

Citizens Bank's equity securities include common stock of the Federal Home Loan Bank of Chicago, which is administered by the Federal Housing Finance Board. As a member of the Federal Home Loan Bank System, Citizens Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank of Chicago in an amount equal to the greater of 1% of the aggregate outstanding balance of loans secured by dwelling units at the beginning of each year or 0.3% of the total assets of Citizens Bank. The stock is recorded at cost, which represents redemption value.

           CARLINVILLE  NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


The amortized cost, gross unrealized gains and losses, and estimated fair values of the Company's debt securities classified as held-to-maturity at December 31, 1998 and 1997 are as follows:

                                                                GROSS         GROSS
                                                               UNREAL-       UNREAL-        ESTIMATED
                                                AMORTIZED       IZED          IZED            FAIR
                  1998                            COST          GAINS        LOSSES           VALUE
                  ----                            ----          -----        ------           -----
         U.S. TREASURY ISSUES
           AND OBLIGATIONS OF
           U.S. GOVERNMENT
           AGENCIES AND
           CORPORATIONS                      $   1,904,670       28,650         -          1,933,320
         OBLIGATIONS OF STATES AND
           POLITICAL SUBDIVISIONS                7,606,458      316,034      (5,673)       7,916,819
         OTHER DEBT SECURITIES                     199,987           37         -            200,024
         MORTGAGE-BACKED SECURITIES              2,894,631       31,001     (10,353)       2,915,279
                                              ------------     --------      ------      -----------
                                              $ 12,605,746      375,722     (16,026)      12,965,442
                                              ------------     --------      ------      -----------
                                              ------------     --------      ------      -----------

                                                                Gross         Gross
                                                               unreal-       unreal-        Estimated
                                                Amortized       ized          ized            fair
                  1997                            cost          gains        losses           value
                  ----                            ----          -----        ------           -----
         U.S. Treasury issues
           and obligations of
           U.S. Government
           agencies and
           corporations                       $  5,049,439       14,085         -          5,063,524
         Obligations of states and
           political subdivisions                9,299,904      320,492      (2,702)       9,617,694
         Other debt securities                     400,958          726        (684)         401,000
         Mortgage-backed securities              4,125,020       41,990     (10,778)       4,156,232
                                              ------------     --------      ------      -----------
                                              $ 18,875,321      377,293     (14,164)      19,238,450
                                              ------------     --------      ------      -----------
                                              ------------     --------      ------      -----------

The amortized cost and estimated fair value of debt securities classified as held-to-maturity at December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without prepayment penalties.

                                                                                          ESTIMATED
                                                                         AMORTIZED          FAIR
                                                                           COST             VALUE
                                                                       ------------      -----------
         DUE ONE YEAR OR LESS                                          $  2,652,303        2,677,785
         DUE ONE YEAR THROUGH FIVE YEARS                                  3,822,282        3,962,041
         DUE AFTER FIVE YEARS THROUGH TEN YEARS                           2,811,530        2,968,915
         DUE AFTER TEN YEARS                                                425,000          441,422
         MORTGAGE-BACKED SECURITIES                                       2,894,631        2,915,279
                                                                       ------------      -----------
                                                                       $ 12,605,746       12,965,442
                                                                       ------------      -----------
                                                                       ------------      -----------

              CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


The carrying value of debt securities pledged to secure public funds, securities sold under repurchase agreements, long-term borrowings, and for other purposes amounted to approximately $25,368,000 and $20,636,000 at December 31, 1998 and 1997, respectively.

During 1998 and 1997, certain available-for-sale debt securities were sold for proceeds totaling $705,000 and $2,508,366, resulting in gross gains of $304,032 and $191,213. Additionally, for the years ended December 31, 1998, 1997, and 1996, the Company realized gains of $9,474, $1,960, and $15,447, respectively, on securities which were called before maturity.

NOTE 5 - LOANS
The composition of the loan portfolio at December 31, 1998 and 1997 is as follows:

                                                                           1998              1997
                                                                           ----              ----
         Commercial:
              Real estate                                             $  13,331,656        8,314,650
              Agricultural production                                    27,164,525       19,358,620
              Other                                                      29,315,652       24,258,850
         Real estate:
              Construction                                                8,017,578        4,757,992
              Residential                                                29,468,706       24,241,201
              Farmland                                                   21,814,972       16,064,619
              Loans held for sale                                         2,110,409          152,450
         Consumer                                                        16,606,858       12,822,806
         Direct financing leases                                          5,349,713        1,954,021
                                                                      -------------     ------------
                                                                      $ 153,180,069      111,925,209
                                                                      -------------     ------------
                                                                      -------------     ------------

The Banks grant commercial, industrial, residential, agricultural and consumer loans and direct financing leases throughout Macoupin, Montgomery, Christian, and Sangamon counties in central Illinois. With the exception of agricultural credits, the Company does not have any particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio is concentrated in and secured by real estate in the four-county area. The ability of the Company's borrowers to honor their contractual obligations is dependent upon the local economies and their effect on the real estate market.

At December 31, 1998 and 1997, the Company had loans outstanding to the agricultural sector of $48,979,497 and $35,423,239, respectively, which comprise 32.0% and 31.6%, respectively, of the Company's total loan portfolio. Additionally, the Company's direct financing leases involve agricultural equipment, which is being leased to local area farmers. The Company's agricultural credits are concentrated in the four-county area in central Illinois and are generally fully-secured with either growing crops, farmland, livestock, and/or machinery and equipment. Such loans are subject to the overall national effects of the agricultural economy, as well as the local effects relating to their central Illinois location.

The aggregate amount of loans to executive officers and directors and loans made for the benefit of executive officers and directors was $1,426,328 and $709,657 at December 31, 1998 and 1997, respectively. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility.

             CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


A summary of activity for loans to executive officers and directors for the year ended December 31, 1998 is as follows:


         Balance, December 31, 1997                                     $   709,657
         New loans made                                                     826,722
         Payments received                                                 (809,170)
         Other changes                                                      699,119
                                                                        -----------
         Balance, December 31, 1998                                     $ 1,426,328
                                                                        -----------
                                                                        -----------

Other changes represent changes in officer or director status in 1998.

A summary of impaired loans, which include nonaccrual loans, at December 31, 1998 and 1997, follows:

                                                                          1998                1997
                                                                      ------------          --------
         Nonaccrual loans                                             $  1,315,786           865,299
         Impaired loans continuing to accrue interest                        -                  -
                                                                      ------------           -------
                   Total impaired loans                               $  1,315,786           865,299
                                                                      ------------           -------
                                                                      ------------           -------
         Reserve for possible loan losses on
           impaired loans                                             $    132,791           448,334
                                                                      ------------           -------
                                                                      ------------           -------
         Impaired loans with no related reserve for
           possible loan losses                                       $  1,182,995           416,965
                                                                      ------------           -------
                                                                      ------------           -------

The average balances of impaired loans in 1998, 1997, and 1996 were $804,279, $888,379, and $537,280, respectively. A summary of interest income on impaired loans for the years ended December 31, 1998, 1997 and 1996 follows:

                                                        1998               1997               1996
                                                     ----------          --------           --------
         Income recognized:
           Nonaccrual loans                          $   20,495           35,279            28,373
           Impaired loans continuing
              to accrue interest                           -                 -                 -
                                                     ----------           ------            ------
                                                     $   20,495            35,279            28,373
                                                     ----------           ------            ------
                                                     ----------           ------            ------

         Income which would have been
          recognized if interest had
          been accrued:
             Nonaccrual loans                        $   90,966           80,563            37,000
             Impaired loans continuing
              to accrue interest                           -                 -                 -
                                                     ----------           ------            ------
                                                     $   90,966           80,563            37,000
                                                     ----------           ------            ------
                                                     ----------           ------            ------

           CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


Transactions in the reserve for possible loan losses for the years ended December 31, 1998, 1997, and 1996 are summarized as follows:

                                                        1998               1997              1996
                                                    ------------        ----------         ---------
         Balance, January 1                         $  1,098,038           800,418         1,016,287
         Balance of acquired subsidiary                  661,986         1,183,535             -
         Provision charged to expense                    335,000           170,000             -
         Loans charged off                              (593,388)       (1,241,921)         (319,622)
         Recoveries of loans previously
              charged off                                139,576           186,006           103,753
                                                    ------------        ----------         ---------
                   Net loans charged off                (453,812)       (1,055,915)         (215,869)
                                                    ------------         ---------         ---------
         Balance, December 31                       $  1,641,212         1,098,038           800,418
                                                    ------------         ---------         ---------
                                                    ------------         ---------         ---------

NOTE 6 - BANK PREMISES AND EQUIPMENT
A summary of bank premises and equipment at December 31, 1998 and 1997 is as follows:

                                                                            1998             1997
                                                                        -----------      -----------
         Land                                                           $   403,037          317,114
         Buildings and improvements                                       4,264,275        3,013,240
         Furniture, fixtures, and equipment                               3,807,996        2,297,550
         Leasehold improvements                                              32,491           32,491
                                                                        -----------      -----------
                                                                          8,507,799        5,660,395
         Less accumulated depreciation
           and amortization                                               4,725,399        3,239,037
                                                                        -----------      -----------
                                                                        $ 3,782,400        2,421,358
                                                                        -----------      -----------
                                                                        -----------      -----------

Amounts charged to noninterest expense for depreciation and amortization aggregated $399,373, $327,854, and $193,092 for the years ended December 31, 1998, 1997, and 1996, respectively.

The Company leases certain premises and equipment under noncancelable operating lease agreements which expire at various dates through 2003. Minimum rental commitments under these noncancelable operating lease agreements at December 31, 1998, for each of the next five years and in the aggregate, are as follows:


         Year ending December 31:
                       1999                                            $   35,818
                       2000                                                32,087
                       2001                                                30,414
                       2002                                                12,914
                       2003                                                 1,087
                                                                       ----------
          Total minimum payments required                              $  112,320
                                                                       ----------
                                                                       ----------

The Company also leases certain equipment under agreements which are cancelable with 30 to 90 days notice. Total rent expense for 1998, 1997 and 1996 was $57,984, $62,678, and $1,019, respectively.

             CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


NOTE 7 - INTEREST-BEARING DEPOSITS
A summary of interest-bearing deposits at December 31, 1998 and 1997 is as follows:

                                                                            1998              1997
                                                                            ----              ----
         Interest-bearing transaction accounts                        $  35,466,436       24,580,816
         Savings                                                         31,446,281       20,419,256
         Other time deposits:
              Less than $100,000                                        116,302,102       89,393,788
              $100,000 and over                                          21,772,337       16,778,750
                                                                      -------------     ------------
                                                                      $ 204,987,156      151,172,610
                                                                      -------------     ------------
                                                                      -------------     ------------

Interest expense on deposits for the years ended December 31, 1998, 1997, and 1996 is summarized as follows:

                                                           1998               1997             1996
                                                           ----               ----             ----
         Interest-bearing transaction accounts      $    711,710            673,268          445,720
         Savings                                         809,494            623,524          419,767
         Other time deposits:
              Less than $100,000                       5,495,846          4,897,465        2,905,731
              $100,000 and over                        1,114,729            783,464          659,333
                                                    ------------         ----------       ----------
                                                    $  8,131,779          6,977,721        4,430,551
                                                    ------------         ----------       ----------
                                                    ------------         ----------       ----------

Following are the maturities of time deposits for each of the next five years and in the aggregate at December 31, 1998:


            Year ending December 31:
                       1999                                          $   92,776,498
                       2000                                              37,881,675
                       2001                                               3,724,712
                       2002                                               1,848,272
                       2003                                               1,820,386
                    After 2003                                               22,896
                                                                    ---------------
                                                                     $  138,074,439
                                                                    ---------------
                                                                    ---------------

NOTE 8 - INCOME TAXES
The components of income tax expense (benefit) for the years ended December 31, 1998, 1997, and 1996 are as follows:


                                                           1998               1997             1996
                                                           ----               ----             ----
         Current:
           Federal                                    $  692,733            416,926          695,323
           State                                          62,206             12,046          126,316
         Deferred                                         10,541             95,506          (65,443)
                                                      ----------           --------         --------
                                                      $  765,480            524,478          756,196
                                                      ----------           --------         --------
                                                      ----------           --------         --------

         CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements


A reconciliation of expected income tax expense computed by applying the Federal statutory rate of 34% to income before applicable income taxes, for the years ended December 31, 1998, 1997, and 1996, is as follows:

                                                           1998             1997               1996
                                                           ----             ----               ----
         Expected statutory
           Federal income tax                         $  952,716           807,553           908,802
         Tax-exempt interest and
           dividend income                              (268,081)         (292,993)         (224,493)
         State tax, net of related Federal benefit        41,056             7,950            83,368
         Other, net                                       39,789             1,968           (11,481)
                                                      ----------         ---------          --------
                                                      $  765,480           524,478           756,196
                                                      ----------         ---------          --------
                                                      ----------         ---------          --------

The tax effects of temporary differences which give rise to significant portions of deferred tax assets and liabilities at December 31, 1998 and 1997 are presented below:


                                                                              1998             1997
                                                                              ----             ----
         Deferred tax assets:
              Reserve for possible loan losses                          $    23,028           22,125
              Deferred compensation                                         148,959              -
                                                                        -----------        ---------
                   Total deferred tax assets                                171,987           22,125
                                                                        -----------        ---------
         Deferred tax liabilities:
              Bank premises and equipment                                   (41,467)         (26,394)
              Available for sale securities, net                           (236,543)        (270,917)
              Direct financing leases, net                                 (124,813)          (5,970)
              Purchase adjustments                                         (218,210)             -
              Other, net                                                    (38,031)          (4,424)
                                                                        -----------        ---------
                   Total deferred tax liabilities                          (659,064)        (307,705)
                                                                        -----------        ---------
                   Net deferred tax liabilities                         $  (487,077)        (285,580)
                                                                        -----------        ---------
                                                                        -----------        ---------

The Company is required to provide a valuation reserve on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation reserve at December 31, 1998 and 1997, due to management's belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

NOTE 9 - SHORT-TERM BORROWINGS
Following is a summary of short-term borrowings at December 31, 1998 and 1997:

                                                                            1998              1997
                                                                            ----              ----
         Securities sold under repurchase agreements                   $  3,793,237        7,173,408
         Short-term note payable to an unaffiliated
              financial institution                                         400,000             -
         Treasury, tax and loan note option                                 306,180          759,473
                                                                       $  4,499,417        7,932,881
                                                                       ------------        ---------
                                                                       ------------        ---------


                  CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements


The average balances, maximum month-end amounts outstanding, and average rates at each year end for securities sold under repurchase agreements and total short-term borrowings as of and for the years ended December 31, 1998 and 1997 are as follows:


                                                1998              1997
                                                ----              ----
 Securities sold under
  repurchase agreements:
     Average balance                         $  7,623,702        8,179,403
     Maximum amount outstanding
      at any month-end                         16,824,469       10,574,492
     Average rate at end of year                  4.28%            4.97%
 Total short-term borrowings:
     Average balance                         $  8,359,147        9,159,475
     Maximum amount outstanding
       at any month-end                        18,722,014       12,059,012
     Average rate at end of year                  4.53%            5.02%


The weighted average interest rate paid for securities sold under repurchase agreements and for total short-term borrowings for the years ended December 31, 1998, 1997, and 1996 was 4.84%, 4.80%, and 4.84%, respectively, and
4.96%, 4.98%, and 4.85%, respectively.

Effective October 1, 1998, the Company obtained an unsecured short-term line of credit of $2,500,000 with an unaffiliated financial institution. The line of credit bears interest at a rate equal to the London Inter-bank Offered Rate plus 1.85%, with interest payable quarterly, and any unpaid principal due at maturity on September 30, 1999. At December 31, 1998, the Company had available $2,100,000 of additional funds on the line of credit. The weighted average interest rate paid on the line of credit in 1998 was 7.17%.

The Carlinville Bank participates in the Federal Reserve Bank Seasonal Borrowing Privilege program, in which the Federal Reserve Bank of St. Louis has approved a $4,100,000 line of credit facility, which the Carlinville Bank could utilize throughout the year to assist in meeting the requirements of the community. The Seasonal Borrowing Privilege program is generally extended to smaller institutions which experience fluctuations in deposits and loans and may not have access to national money markets. A flexible interest rate applies on all outstanding seasonal loans and is set biweekly based on the moving average of the Federal funds interest rate and the secondary market interest rate on 90-day large certificates of deposits. The Carlinville Bank has pledged approximately $5,200,000 of real estate loans as security on this line of credit. The approved seasonal line of credit may be significantly reduced or revoked should the Carlinville Bank at any time become classified as undercapitalized by a Federal banking agency. At December 31, 1998, the seasonal line of credit facility remained unused.

NOTE 10 - LONG-TERM BORROWINGS
Long-term borrowings at December 31, 1998 consist of term notes payable to the Federal Home Loan Bank of Chicago under Citizens Bank's line of credit. These term notes mature at various dates through 2008 at rates ranging from 5.91% to 6.95%. The weighted average interest rate of Citizens Bank's outstanding borrowings with the Federal Home Loan Bank of Chicago at December 31, 1998 was 6.43%. The weighted average interest rate paid on this debt was 6.48% for the year ended December 31, 1998. The notes payable with the Federal Home Loan Bank of Chicago are fully-collateralized by debt securities.

                    CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements


Following are the maturities of the Company's long-term borrowings for each of the next five years and in the aggregate at December 31, 1998:


         Year ending December 31:
                       1999                        $      62,000
                       2000                               66,000
                       2001                               71,000
                       2002                               76,000
                       2003                               82,000
                    After 2003                           895,000
                                                      ----------
                                                   $   1,252,000
                                                      ----------
                                                      ----------

NOTE 11 - EMPLOYEE  BENEFIT PLANS
The Carlinville Bank maintains two defined contribution plans to provide retirement benefits to substantially all of its employees - a Money Purchase Plan and 401(k) Plan. Under the Money Purchase Plan, the Carlinville Bank is required to contribute a minimum of 5% of eligible employee compensation. Under the 401(k) Plan, the Carlinville Bank may make discretionary matching contributions to the plan, up to the amount of employee contributions, subject to certain limitations. Citizens Bank sponsors a contributory 401(k) profit sharing and stock ownership plan with provision for Citizens Bank matching contributions. All employees meeting certain age and service requirements are eligible to participate in the plan. Citizens Bank will match an employee's contribution up to a 6% maximum contribution for any one employee. Prior to the Company's acquisition of Shipman, Citizens Bank matching contributions to the plan were used to purchase Shipman common stock for the plan. As a result, at December 31, 1998, the employee stock ownership plan held 967 shares of Company common stock. Total contributions made by the Company under these plans were $196,389, $184,316, and $160,115 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Carlinville Bank and Citizens Bank each maintain an Incentive Deferral Plan for certain of their directors, allowing such directors to defer their current compensation earned as directors, with the respective banks agreeing to pay to such directors, or their designated beneficiaries or survivors, the total amount of deferred compensation plus accumulated interest at or following retirement. Under the plans, interest is added to the accumulated deferred compensation at a periodic compound rate equal to the respective bank's return on equity before such interest charges. The directors are expected to continue to render their normal service as directors to the respective banks from the date of the plan's inception until retirement.

The incentive deferral plans stipulate that, upon disability, termination, or death prior to retirement, the affected director (or his/her designated beneficiaries or survivors) would be vested in the total deferred compensation accumulated to that date, plus compound interest. Payments under the plan may be made in a lump sum or periodically over a specified time period, with interest.

To fund the individual agreements with each director covered under the incentive deferral plans, the respective banks have purchased flexible premium universal life insurance policies on the lives of such directors, (payable upon death to the respective banks), with the Carlinville Bank paying a single one-time premium at the inception of the policies totaling $910,000, and Citizens Bank paying premiums for such policies over the first.

                    CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements


five years of the plan with no further premiums or other payments due thereafter. Each life insurance policy has a cash surrender value feature which allows the respective banks to receive an amount in cash upon cancellation or lapse of the policy. The cash surrender value of the policies, which is included in other assets in the consolidated balance sheets, increases monthly, based upon an interest factor, net of mortality, administration and early termination costs that are inherent in the contracts.

The respective banks recognize annual compensation expense equal to the sum of the compensation deferred under the incentive deferral plans by the affected directors, plus interest applied to the accumulated balance of the deferred compensation. An amount is included in other liabilities in the consolidated balance sheets equal to the sum of all deferrals and interest additions accumulated to date.

Prior to the Company's acquisition of Shipman, Citizens Bank had also maintained a non-qualified Executive Salary Continuation Plan for certain key officers which provided for the payment of fixed annual retirement benefits to such officers, or their designated beneficiaries or survivors, for 15 years following their attainment of the normal retirement age of 65. The Executive Salary Continuation Plan also provided for benefits in the event of the executive's termination, early retirement, death or disability.

As an unfunded plan, no assets were specifically set aside or held in trust for the payment of benefits under the Executive Salary Continuation Plan. Participants in the plan had no rights beyond those of an unsecured creditor of Citizens Bank.

To fund the individual agreements with each officer under the Executive
Salary Continuation Plan, Citizens Bank had purchased flexible premium universal life insurance policies on the lives of such officers (payable upon death to Citizens Bank). Each life insurance policy has a cash surrender value feature which allows Citizens Bank to receive an amount of cash upon cancellation or lapse of the policy. The cash surrender value of the policies, which is included in other assets in the consolidated balance sheets, increases monthly, based on an interest factor, net of mortality, administration and early termination costs that are inherent in the contracts.

Prior to the Company's acquisition of Shipman, benefit expenses under the Executive Salary Continuation Plan were recognized on an annual basis in an amount sufficient, as computed using the interest method, to fully accrue the net present value of future benefit payments to be made to each participant by the normal retirement dates of such participants. Citizens Bank terminated the Executive Salary Continuation Plan prior to the Company's acquisition of Shipman. While certain of the officers were distributed their amounts owed under the plan in lump sum payments, certain other officers have elected to leave the amounts owed thereto with Citizens Bank and receive a deferred retirement benefit. A liability of $281,170 is included in other liabilities in the Company's consolidated balance sheet at December 31, 1998 for the remaining amounts owed under this plan.

NOTE 12 - LITIGATION
During the normal course of business, various legal claims have arisen which, in the opinion of management, will not result in any material liability to the Company.

                    CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements


NOTE 13 - PARENT COMPANY FINANCIAL INFORMATION
Subsidiary bank dividends are the principal source of funds for the payment of dividends by the Company to its stockholders and for debt servicing. The Company's banking subsidiaries are subject to regulations by regulatory authorities which require the maintenance of minimum capital requirements. Additionally, as a national bank, the Carlinville Bank is limited to the earnings of the current year and two previous years for the payment of dividends, without obtaining the prior approval of the Office of the Comptroller of the Currency. As Illinois state chartered banks, Palmer Bank and Citizens Bank have no regulatory restrictions, other than the maintenance of minimum capital standards, as to the amount of dividends which may be paid. As of December 31, 1998, under the existing regulatory restrictions, the Carlinville Bank had an additional $482,521 available for dividends in 1999.

                    CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements


Following are condensed balance sheets as of December 31, 1998 and 1997 and the related condensed schedules of income and cash flows for each of the years in the three-year period ended December 31, 1998 of the Company (parent company only):

                                                         (in thousands of dollars)
   CONDENSED BALANCE SHEETS                             1998             1997
                                                        ----             ----
    Assets:
    Cash                                          $      120              133
    Investment in subsidiaries                        27,044           18,656
    Available-for-sale equity securities               1,232            1,920
    Property and equipment, net                           17               19
    Other assets                                          79               20
                                                   ---------        ---------
        Total assets                              $   28,492           20,748
                                                   ---------        ---------
                                                   ---------        ---------

     Liabilities and stockholders' equity:
        Note payable                              $      400              -
        Deferred taxes payable                           109              218
        Other liabilities                                229               96
                                                   ---------        ---------
            Total liabilities                            738              314
        Total stockholders' equity                    27,754           20,434
                                                   ---------        ---------
            Total liabilities and
             stockholders' equity                 $   28,492           20,748
                                                   ---------        ---------
                                                   ---------        ---------

                                                            (in thousands of dollars)
   CONDENSED SCHEDULES OF INCOME                    1998                 1997              1996
                                                    ----                 ----              ----

    Revenue:
     Cash dividends from
       subsidiaries                     $    650       2,364            3,642
     Dividend and interest income             52          30               27
     Net gains on mortgage banking
        activities                            12          26               -
     Gain on sale of equity
      securities                             304         182               -
                                          ------      ------            -----
         Total revenue                     1,018       2,602            3,669
                                           -----       -----            -----
    Expenses:
     Salaries and benefits                    93          93               -
     Interest expense                          5          36               -
     Depreciation                              6           6               -
     Miscellaneous expenses                   78          58               13
                                         -------     -------          -------
         Total expenses                      182         193               13
                                          ------      ------          -------

    Income before income tax
     and equity in undistributed
     (excess dividends over) net
     income of subsidiaries                 836             2,409            3,656
    Income tax expense (benefit)             66              -                  (2)
                                         -------            ------         --------
                                            770             2,409            3,658
    Equity in undistributed
     (excess dividends over)
      net income of subsidiaries          1,267              (558)          (1,741)
                                         -------            ------         --------
          Net income                $     2,037             1,851            1,917
                                         -------            ------         --------
                                         -------            ------         --------

                    CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements


                                          (in thousands of dollars)


   CONDENSED SCHEDULES OF CASH FLOWS                1998       1997         1996
                                                 -------      ------    --------

   Cash at beginning of year                 $       133           5          13
                                                 -------      ------    --------
   Cash flows from operating activities:
    Net income                                     2,037       1,851       1,917
                                                 -------      ------    --------
    Adjustments to reconcile net
       income to net cash provided by
       operating activities:
         Excess dividends (undistributed
           earnings) of subsidiaries             (1,267)        558       1,741
         Dividends receivable from
           subsidiary                               -         2,340      (2,340)
         Depreciation                                 6           6          -
         Gain on sale of equity securities         (304)       (182)         -
         Other, net                                  93         132         (74)
                                                -------      ------    --------
           Total adjustments                     (1,472)      2,854        (673)
                                                -------      ------    --------
           Cash provided by
             operating activities                   565       4,705       1,244
                                                -------      ------    --------
   Cash flows from investing activities:
    Purchase of available-for-sale
       equity securities                            (52)       (478)       (778)
    Proceeds from sale of available-
       for-sale equity securities                   705         576          -
    Cash paid in purchase of sub-
       sidiary                                     (288)     (3,046)         -
    Additional capital injection
       into subsidiary                             (695)     (1,150)         -
    Purchase of property and equip-
       ment                                          (4)        (26)         -
                                                -------      ------    --------
           Cash used in investing
             activities                            (334)     (4,124)       (778)
                                                -------      ------    --------
   Cash flows from financing activities:
    Dividends paid                                 (644)       (513)       (474)
    Issuance of treasury stock                      -            60          -
    Proceeds from note payable                      400       1,750          -
    Principal payments on
       note payable                                 -        (1,750)         -
                                                -------      ------    --------
             Cash used in financing
              activities                           (244)       (453)       (474)
                                                -------      ------    --------
             Net increase (decrease)
              in cash                               (13)        128          (8)
                                                -------      ------    --------
   Cash at end of year                       $      120         133           5
                                                -------      ------    --------
                                                -------      ------    --------

                    CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements


NOTE 14 - DISCLOSURES ABOUT
FINANCIAL INSTRUMENTS
The Company's banking subsidiaries issue financial instruments with off-balance-sheet risk in the normal course of the business of meeting the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit and may involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

                    CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements


The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company's banking subsidiaries use the same credit policies in making commitments and conditional obligations as they do for financial instruments included on the balance sheet. Following is a summary of the Company's off-balance-sheet financial instruments at December 31, 1998 and 1997:

                                                        1998              1997
                                                        ----              ----
   Financial instruments for which
       contractual amounts represent:
            Commitments  to extend credit     $     27,457,250       19,336,033
            Standby letters  of credit                 926,475          412,286
                                                   ------------     ------------
                                              $     28,383,725       19,748,319
                                                   ------------     ------------
                                                   ------------     ------------

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at December 31, 1998, $4,677,226 represent fixed rate loan commitments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company's banking subsidiaries evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but is generally residential or income-producing commercial property or equipment.

Standby letters of credit are conditional commitments issued by the Company's banking subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Following is a summary of the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997:

                                              1998
                                  -----------------------------
                                   CARRYING          ESTIMATED
                                     AMOUNT          FAIR VALUE
                                   --------          ----------

   BALANCE SHEET ASSETS:
       CASH AND DUE  FROM BANKS    $  10,386,086     10,386,086
       FEDERAL FUNDS SOLD             15,997,000     15,997,000
       INVESTMENTS IN DEBT AND
        EQUITY SECURITIES             73,986,227     72,345,923
       LOANS, NET                    150,958,480    152,452,616
       ACCRUED INTEREST RECEIVABLE     3,503,844      3,503,844
       LIFE INSURANCE CONTRACTS        1,915,377      1,915,377
                                     -----------    ------------
                                $    256,747,014    256,600,846
                                     -----------    ------------
                                     -----------    ------------

   BALANCE SHEET LIABILITIES:
       DEPOSITS                      229,925,936    230,834,821
       SHORT-TERM BORROWINGS           4,499,417      4,499,417
       LONG-TERM BORROWINGS            1,252,000      1,252,000
       ACCRUED INTEREST PAYABLE        1,404,827      1,404,827
                                     -----------    ------------
                                $    237,082,180    237,991,065
                                     -----------    ------------
                                     -----------    ------------


                    CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements

                                                          1998
                                               ----------------------------
                                               CARRYING          ESTIMATED
                                               AMOUNT          FAIR VALUE
                                               --------          ----------

   BALANCE SHEET ASSETS:                  $    4,803,829        4,803,829
       CASH AND DUE  FROM BANKS                8,429,000        8,429,000
       FEDERAL FUNDS SOLD                     63,017,737       63,380,866
       INVESTMENTS IN DEBT AND               110,780,111      111,413,742
        EQUITY SECURITIES                      2,619,870        2,619,870
       LOANS, NET                                910,000          910,000
       ACCRUED INTEREST RECEIVABLE         -------------    -------------
       LIFE INSURANCE CONTRACTS           $  190,560,547      191,557,307
                                           -------------    -------------
                                           -------------    -------------
   BALANCE SHEET LIABILITIES:
       DEPOSITS                              167,614,872      167,606,756
       SHORT-TERM BORROWINGS                   7,932,881        7,932,881
       LONG-TERM BORROWINGS                      966,818          966,818
       ACCRUED INTEREST PAYABLE           --------------   --------------
                                          $  176,514,571      176,506,455
                                           -------------    -------------
                                           -------------    -------------


The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

CASH AND OTHER SHORT-TERM INSTRUMENTS
For cash and due from banks (including interest-earning deposits in other financial institutions), Federal funds sold, accrued interest receivable (payable), and short-term borrowings, the carrying amount is a reasonable estimate of fair value, as such instruments are due on demand and/or reprice in a short time period.

INVESTMENTS IN DEBT AND EQUITY SECURITIES
Fair values are based on quoted market prices or dealer quotes.

LOANS
For certain homogeneous categories of loans, such as residential mortgages and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and with the same remaining maturities.

INSURANCE CONTRACTS
The fair value of insurance contracts is based on quotes of cash surrender values provided by the carriers.

DEPOSITS
The fair value of demand deposits, savings accounts, and interest-bearing transaction account deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

LONG-TERM BORROWINGS
Rates currently available to the Company with similar terms and remaining maturities are used to estimate the fair value of existing debt.

                    CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements


COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT
The fair value of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments, and the present creditworthiness of such counterparties. The Company believes such commitments have been made on terms which are competitive in the markets in which it operates.

NOTE 15 - REGULATORY MATTERS
The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of the Company's and Banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Company management believes, as of December 31, 1998, that the Company and its banking subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 1998, the most recent notification from applicable regulatory authorities categorized the Company and its banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and its banking subsidiaries must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since those notifications that Company management believes have changed the respective categories of the Company and its banking subsidiaries.

                    CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements


The actual capital amounts and ratios for the Company on a consolidated basis, and for the Carlinville Bank, Palmer Bank and Citizens Bank on a stand-alone bank basis at December 31, 1998, and the amounts and ratios for the Company on a consolidated basis, and for the Carlinville Bank and Palmer Bank on a stand-alone bank basis at December 31, 1997, are presented in the following table:

                                                                                           To Be Well
                                                                                        Capitalized Under
                                                                For Capital             Prompt Corrective
                                      Actual               Adequacy Purposes            Action Provision
                                 ------------------         -------------------        -------------------
                                 Amount       Ratio         Amount        Ratio        Amount        Ratio
                                 ------       -----         ------        -----        ------        -----

1998
----
  TOTAL CAPITAL
    (TO RISK-WEIGHTED
    ASSETS)
      CONSOLIDATED        $   24,174,908     14.21%    $  13,606,080    =>8.0%     $ 17,007,600   =>10.0%
      CARLINVILLE BANK        14,195,644     13.81%        8,220,560    =>8.0%       10,275,700   =>10.0%
      PALMER BANK              3,655,255     12.02%        2,431,840    =>8.0%        3,039,800   =>10.0%
      CITIZENS BANK            5,314,196     15.85%        2,682,160    =>8.0%        3,352,700   =>10.0%

  TIER 1 CAPITAL
    (TO RISK-WEIGHTED
    ASSETS)
      CONSOLIDATED        $   22,389,470     13.16%    $   6,803,040    =>4.0%     $ 10,204,560    =>6.0%
      CARLINVILLE BANK        13,547,599     13.18%        4,110,280    =>4.0%        6,165,420    =>6.0%
      PALMER BANK              3,277,897     10.78%        1,215,920    =>4.0%        1,823,880    =>6.0%
      CITIZENS BANK            4,892,658     14.59%        1,341,080    =>4.0%        2,011,620    =>6.0%

  TIER 1 CAPITAL
    (TO AVERAGE ASSETS)
      CONSOLIDATED        $   22,389,470      8.61%    $  10,404,360    =>4.0%     $ 13,005,450    =>5.0%
      CARLINVILLE BANK        13,547,599      8.20%        6,609,880    =>4.0%        8,262,350    =>5.0%
      PALMER BANK              3,277,897      7.23%        1,814,400    =>4.0%        2,268,000    =>5.0%
      CITIZENS BANK            4,892,658      9.86%        1,985,640    =>4.0%        2,482,050    =>5.0%

1997
  Total capital
    (to risk-weighted
    assets)
      Consolidated        $   17,150,203     13.34%    $  10,282,813    =>8.0%     $ 12,853,517   =>10.0%
      Carlinville Bank        13,066,455     13.44%        7,777,923    =>8.0%        9,722,404   =>10.0%
      Palmer Bank              2,562,051     11.04%        1,856,602    =>8.0%        2,320,753   =>10.0%

  Tier 1 capital
    (to risk-weighted
    assets)
      Consolidated        $   16,052,165     12.49%    $   5,141,407    =>4.0%     $  7,712,110    =>6.0%
      Carlinville Bank        12,408,855     12.76%        3,888,962    =>4.0%        5,833,443    =>6.0%
      Palmer Bank              2,270,101      9.78%          928,301    =>4.0%        1,392,452    =>6.0%

  Tier 1 capital
    (to average assets)
      Consolidated        $   16,052,165      8.48%    $   7,569,278    =>4.0%     $  9,461,597    =>5.0%
      Carlinville Bank        12,408,855      8.21%        6,046,187    =>4.0%        7,557,733    =>5.0%
      Palmer Bank              2,270,101      6.16%        1,473,843    =>4.0%        1,842,304    =>5.0%


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no changes in or disagreements on accounting and financial disclosures.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

       The following table sets forth certain information concerning the directors and executive officers of the Company. Each of these directors and officers has been engaged in the same principal occupation for the last five years.


                                        POSITION WITH THE COMPANY AND ITS SUBSIDIARIES AND
     NAME                       AGE                    PRINCIPAL OCCUPATION
     ----                       ---     --------------------------------------------------

Fred Smith, Jr............      68      Chairman of the Board of the Company and the Carlinville
                                        Bank; Director of Citizens Bank; Automobile Dealer,
                                        Carlinville, Illinois.

James T. Ashworth.........      47      Director, President and Chief Executive Officer of the
                                        Company and the Carlinville Bank; President and Director of
                                        Lincoln Trail and President and Director of Palmer Bank;
                                        President and Director of Shipman and President and Director
                                        of Citizens Bank.

Judith E. Baker...........      44      Director of the Company and the Carlinville Bank; Billing
                                        Finance, Carlinville Area Hospital, Carlinville, Illinois.

Roger Capps...............      62      Director of the Company, the Carlinville Bank and Palmer
                                        Bank; Senior Vice President and Chief of Operations, Prairie
                                        Farms Dairy, Carlinville, Illinois.

Shawn Davis...............      39      Director and Executive Vice President of the Company and the
                                        Carlinville Bank; Director of Citizens Bank; Chief
                                        Operations Officer of the Carlinville Bank.

James H. Frank............      65      Director of the Company and Shipman; Director and Chairman
                                        of the Board of Citizens Bank; Farmer.

Joie L. Russell...........      78      Director of the Company and the Carlinville Bank; Homemaker.

Nancy L. Ruyle............      38      Director of the Company, the Carlinville Bank and Palmer
                                        Bank; Partner, Law Firm of Phelps, Kasten, Ruyle, Burns,
                                        Carmody & Sims.

Richard C. Walden.........      47      Director of the Company, the Carlinville Bank and Palmer
                                        Bank; Owner, Richard C. Walden, CPA.


The Company's Board of Directors is comprised of nine members, with directors serving one year terms. Mr. James T. Ashworth is the nephew of Ms. Joie L. Russell. There are no other family relationships among any of the directors or executive officers of the Company or the Banks.

Company directors do not receive separate compensation for their services on the Company board. Each Company director, with the exception of Mr. Frank, is also a director of the Carlinville Bank, and in such capacity received a monthly retainer of $250, and also receives $250 for each board meeting attended and $100 for each committee meeting attended. Mr. Frank is paid $350 per month as the Chairman of the Board of Citizens Bank.

ITEM 11. EXECUTIVE COMPENSATION

CASH COMPENSATION

The table below shows the compensation earned for the last three completed fiscal years by the Company's Chief Executive Officer. No other officer of the Company received cash compensation exceeding $100,000 in any of the last three years:

------------------------------------------------------------------------------------------------------------------------
                                              SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------
                                                                     ANNUAL COMPENSATION
------------------------------------------------------------------------------------------------------------------------
                       (A)                           (B)             (C)              (D)                 (I)
                                                                                                       ALL OTHER
           NAME AND PRINCIPAL POSITION               YEAR         SALARY (1)         BONUS          COMPENSATION (2)
------------------------------------------------------------------------------------------------------------------------
James T. Ashworth                                    1998       $    111,000       $  27,750          $   18,629
President and Chief Executive Officer of the         1997       $    105,630       $  23,239          $   12,622
Company and the Carlinville Bank                     1996       $    103,020       $  25,265          $   11,142

------------------------------------------------------------------------------------------------------------------------

(1) These amounts include officer contributions (on a pre-tax basis to the individual) under the Carlinville National Bank Profit Sharing Plan (the "CNB Profit Sharing Plan").

(2) These amounts represent aggregate employer contributions made under the CNB Profit Sharing Plan and the Carlinville Bank's Money Purchase Plan of $16,650 for 1998, $10,563 for 1997, and $10,302 for 1996, life insurance premiums of $872 for 1998, $872 for 1997, and $840 for 1996, and an automobile allowance of $1,107 and $1,187 for 1998 and 1997, respectively.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

The Company does not have a Compensation Committee or other board committee performing equivalent functions. Compensation decisions are determined by a committee of the whole Company Board. Each of the directors of the Company (with the exception of Mr. Frank) also serves as a director of the Carlinville Bank, and Messrs. Ashworth and Davis serve as the President and Chief Executive Officer and the Executive Vice President, respectively, of the Company and the Carlinville Bank.

CNB PROFIT SHARING PLAN

The CNB Profit Sharing Plan is a profit sharing plan established under
Section 401(k) of the Code. Under the CNB Profit Sharing Plan, participants are permitted to make salary reduction contributions to the plan in an amount which does not exceed a specific dollar amount determined by the Internal Revenue Service. The Carlinville Bank has agreed to contribute for each participant a matching contribution equal to 100% of the participant's eligible contributions to a maximum of 5% of such participant's annual salary. In addition, the Carlinville Bank may make an annual discretionary contribution to each participant's account.

DIRECTORS' INCENTIVE DEFERRAL PLAN

Effective December 1997, the Carlinville Bank adopted an Incentive Deferral Plan (the "Carlinville Bank Deferral Plan") for certain of its directors, allowing such directors to defer their current compensation earned as directors, with the Carlinville Bank agreeing to pay to such directors, or their designated beneficiaries or survivors, the total amount of deferred compensation plus accumulated interest at or following retirement. Under the Carlinville Bank Deferral Plan, interest is added to the accumulated deferred compensation at a periodic compound rate equal to the Carlinville Bank's return on equity before such interest charges. The directors are expected to continue to render their normal service as directors to the Carlinville Bank from the date of the Carlinville Bank Deferral Plan's inception until retirement.

The Carlinville Bank Deferral Plan stipulates that, upon disability, termination, or death prior to retirement, the affected director (or his or her designated beneficiaries or survivors) would be vested in the total deferred compensation accumulated to that date, plus compound interest. Payments under the Carlinville Bank Deferral Plan may be made in a lump sum or periodically over a specified time period, with interest.

To fund the individual agreements with each director covered under the Carlinville Bank Deferral Plan, the Carlinville Bank has purchased flexible premium universal life insurance policies on the lives of such directors, (payable upon death to the Carlinville Bank), and paid a single one-time premium at the inception of the policies totaling $910,000. No other payments or premiums are required of the Carlinville Bank. Each life insurance policy has a cash surrender value feature which allows the Carlinville Bank to receive an amount in cash upon cancellation or lapse of the policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth information as of the Record Date, concerning the Company's Common Stock beneficially owned by: (i) each of the current directors of the Company; (ii) each executive officer of the Company named in the Summary Compensation Table; (iii) all directors and executive officers of the Company as a group; and (iv) each person known to the Company to beneficially owned more than 5% of the issued and outstanding Company Common Stock. Except as otherwise set forth in the notes to the table, each of the persons listed below has sole voting and investment power with respect to all shares shown as beneficially owned by such person. As of December 31, 1998, there were 249,208 shares of Company Common Stock issued and outstanding (excludes treasury shares).

                                                        SHARES              PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)        BENEFICIALLY OWNED (1)       CLASS (2)
----------------------------------------        ----------------------       ---------
5% STOCKHOLDERS

DIRECTORS

James T. Ashworth (3)                                      7,995                3.2%
Carlinville National Bank Shares, Inc.
West Side Square
Carlinville, Illinois  62626

Judith E. Baker (4)                                       11,473                4.6%
Carlinville National Bank Shares, Inc.
West Side Square
Carlinville, Illinois  62626

Roger Capps (5)                                              500                 *
Carlinville National Bank Shares, Inc.
West Side Square
Carlinville, Illinois  62626

Shawn Davis (6)                                              550                 *
Carlinville National Bank Shares, Inc.
West Side Square
Carlinville, Illinois  62626

James H. Frank (7)                                        10,236                4.1%
Carlinville National Bank Shares, Inc.
West Side Square
Carlinville, Illinois  62626

Joie L. Russell (8)                                       11,859                4.8%
Carlinville National Bank Shares, Inc.
West Side Square
Carlinville, Illinois  62626

Nancy L. Ruyle (9)                                         1,000                 *
Carlinville National Bank Shares, Inc.
West Side Square
Carlinville, Illinois  62626

Fred Smith, Jr. (10)                                       1,280                 *
Carlinville National Bank Shares, Inc.
West Side Square
Carlinville, Illinois  62626

Richard C. Walden (11)                                     1,620                 *
Carlinville National Bank Shares, Inc.
West Side Square
Carlinville, Illinois  62626

Directors and executive officers of
  the Company as a group (9 persons)....                  44,731                18.0%

---------------
* Less than 1%

(1) The information contained in this column is based upon information furnished to the Company by the individuals named above and the members of the designated group. The nature of beneficial ownership for shares shown in this column is sole voting and investment power, except as set forth in the footnotes below.
(2) Current percentages are calculated based upon the actual number of shares outstanding at December 31, 1998 of 249,208 shares of Common Stock.
(3) Mr. Ashworth shares voting and investment power with his spouse over such shares.
(4) Ms. Baker has shared voting and investment power over 10,746 of such shares as co-trustee of a trust.
(5) Mr. Capps shares voting and investment power over such shares with his spouse.
(6) Mr. Davis shares voting and investment power over such shares with his spouse.
(7) Includes 5,092 shares held jointly by Mr. Frank with his spouse, over which shares Mr. Frank has shared voting and investment power, and also includes 1,226 shares owned solely by his spouse, over which shares Mr. Frank has no voting or investment power.
(8) Ms. Russell shares voting and investment power over such shares with her spouse.
(9) Ms. Ruyle shares voting and investment power over such shares with her spouse.
(10) Mr. Smith shares voting and investment power over such shares with his spouse.
(11) Mr. Walden shares voting and investment power over such shares with his spouse.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Certain of the directors and officers of the Company and Banks, and some of the corporations and firms with which these individuals are associated, are customers of the Banks or CTS in the ordinary course of business, or are indebted to one or more of the Banks for loans of $60,000 or more, and it is anticipated that they will continue to be customers of, and indebted to, one or more of the Banks in the future. The amount of indebtedness of the Company's directors and executive officers is equal to approximately 5.1% of stockholders' equity at December 31, 1998. All such loans, however, were made in the ordinary course of business, did not involve more than the normal risk of collectibility or present other unfavorable features, and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable loans made by the Banks in transactions with unaffiliated persons.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Index to Financial Statement

       The Index to Financial Statements is on page 38 of this Form 10-K

(a)(3) Schedule of Exhibits

       The Exhibit Index which immediately follows the signature pages to this Form 10-K is incorporated by reference.

(b)    Reports on Form 8-K

       The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1998.

(c)    Exhibits

       The Exhibits required to be filed with this Form 10-K are included with this Form 10-K and are located immediately following the Exhibit Index to this Form 10-K.

(d)    Financial Data Schedule

       Exhibit 27.1 (Edgar Filing only)

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 29, 1999.

                                       CARLINVILLE NATIONAL BANK SHARES, INC.
                                       (Registrant)


                                       By:  /S/ James T. Ashworth
                                       James T. Ashworth
                                       President and Principal Executive,
                                       Financial and Accounting Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf or the Registrant and in the capacities indicated on March 29, 1999.


    SIGNATURE                                TITLE
    ---------                                -----
    /S/ James T. Ashworth                    President and Chief Executive,
    -------------------------------          Financial and Accounting Officer
    James T. Ashworth

    /S/ Fred Smith, Jr.                      Chairman of the Board
    -------------------------------
    Fred Smith, Jr.

    /S/ Judith E. Baker                      Director
    -------------------------------
    Judith E. Baker

    /S/ Roger Capps                          Director
    -------------------------------
    Roger Capps

    /S/ Shawn Davis                          Director and Executive
    -------------------------------          Vice President
    Shawn Davis

    /S/ James H. Frank                       Director
    -------------------------------
    James H. Frank

    /S/ Joie L. Russell                      Director
    -------------------------------
    Joie L. Russell

    /S/ Nancy L. Ruyle                       Director
    -------------------------------
    Nancy L. Ruyle

    /S/ Richard C. Walden                    Director
    -------------------------------
    Richard C. Walden

Date:  March 28, 1999

                                  EXHIBIT INDEX

EXHIBIT                                                      INCORPORATED HEREIN BY           FILED        SEQUENTIAL
  NO.                         DESCRIPTION                         REFERENCE TO              HEREWITH        PAGE NO.
  ---                         -----------                         ------------              --------        --------
2.1          Agreement and Plan of Merger, dated    Incorporated by reference from
             March 27, 1998, between the            Exhibit 2.1 to the
             Company, Shipman Acquisition           Registrant's Registration
             Corporation and Shipman                Statement on Form S-4 dated
                                                    July 31, 1998 (File No.
                                                    333-57917)

3.1          Amended and Restated Certificate of    Incorporated by reference from
             Incorporation of the Company           Exhibit 3.1 to the
                                                    Registrant's Registration
                                                    Statement on Form S-4 dated
                                                    July 31, 1998 (File No.
                                                    333-57917)

3.2          Bylaws of the Company                  Incorporated by reference from
                                                    Exhibit 3.2 to the Registrants
                                                    Registration Statement on Form
                                                    S-4 dated July 31, 1998 (File
                                                    No. 333-57917)

4.1          Specimen Stock Certificate of the      Incorporated by reference from
             Company                                Exhibit 4.1 to the
                                                    Registrant's Registration
                                                    Statement on Form S-4 dated
                                                    July 31, 1998 (File No.
                                                    333-57917)

10           [Material Contracts - i.e.
             Employment Agreements, Registration
             Statements, ESOPs, stock option
             plans]

21.1         Subsidiaries of the Registrant                                                     *                 81

27.1         Financial Data Schedule (EDGAR                                                     *
             filing only)
