Form 10-Q
period 1999-03-31
CARLINVILLE NATIONAL BANK SHARES INC/DE
filed 1999-05-14
CIK 753745

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1999


 / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934
              For the transaction period from ________ to ________

                        Commission File Number: 333-57917

                     CARLINVILLE NATIONAL BANK SHARES, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          DELAWARE                                      37-1125050
 -------------------------------        ---------------------------------------
 (State or other jurisdiction           (I.R.S. Employer Identification Number)
 of incorporated or organization)


                 WEST SIDE SQUARE, CARLINVILLE, ILLINOIS 62626
            -----------------------------------------------------
            (Address of principal executive offices)   (Zip Code)


                               (217) 854-2674
            ----------------------------------------------------
            (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes         No  X      *
                                             -------    --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 1999, the registrant had outstanding 247,458 shares of common stock, $1.00 par value per share.


----------------------------
* Issuer became subject to the periodic reporting requirements of the Securities Exchange Act of 1934 on August 12, 1998, the effective date of the Issuer's Form S-4 Registration Statement.

                   CARLINVILLE NATIONAL BANK SHARES, INC.

                         FORM 10-Q QUARTERLY REPORT

                             TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
                                   PART I

Item 1.    Financial Statements (unaudited)                                 1
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              7


                                   PART II

Item 1.    Legal Proceedings                                               23
Item 2.    Changes in Securities                                           24
Item 3.    Defaults Upon Senior Securities                                 24
Item 4.    Submission of Matters to a Vote of Security Holders             24
Item 5.    Other Information                                               24
Item 6.    Exhibits and Reports on Form 8-K                                24

Form 10-Q Signature Page                                                   24

                      PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

           CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                Interim Condensed Consolidated Balance Sheets

                     March 31, 1999 and December 31, 1998

                                 (unaudited)

                                                                                 March 31,       December 31,
ASSETS                                                                             1999              1998
----                                                                         ---------------    -------------
Cash and due from banks                                                       $    5,099,592    $   9,385,889
Interest-earning deposits in other financial institutions                             70,507        1,000,197
Federal funds sold                                                                12,873,000       15,997,000
Investments in debt and equity securities:
    Available-for-sale, at fair value                                             69,754,264       61,380,481
    Held-to-maturity, at amortized cost (approximate fair
      value of $10,674,000 and $12,965,442 at March 31, 1999
      and December 31, 1998, respectively)                                        10,776,329       12,605,746

Loans                                                                            152,377,397      153,180,069
    Less:
      Unearned discount                                                             (411,111)        (580,377)
      Reserve for possible loan losses                                            (1,493,474)      (1,641,212)
                                                                              --------------    --------------
                               Net loans                                         150,472,812      150,958,480
                                                                              --------------    --------------
Bank premises and equipment, net                                                   3,813,478        3,782,400
Accrued interest receivable                                                        3,365,797        3,503,844
Intangible assets                                                                  4,783,319        4,860,553
Other assets                                                                       2,541,154        2,580,689
                                                                              --------------    --------------
                                                                              $  263,550,252    $ 266,055,279
                                                                              --------------    --------------
                                                                              --------------    --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing deposits                                                  $   20,154,324    $  24,938,780
Interest-bearing deposits                                                        205,669,551      204,987,156
                                                                              --------------    --------------
                               Total deposits                                    225,823,875      229,925,936
Short-term borrowings                                                              5,994,950        4,499,417
Accrued interest payable                                                           1,407,125        1,404,827
Long-term borrowings                                                               1,252,000        1,252,000
Other liabilities                                                                  1,241,962        1,218,976
                                                                              --------------    --------------
                               Total liabilities                                 235,719,912      238,301,156
                                                                              --------------    --------------
Commitments and contingencies
Stockholders' equity:
    Common stock, $1 par value; 310,000 shares
      authorized; 262,710 shares issued                                              262,710          262,710
    Surplus                                                                        6,165,204        6,165,204
    Retained earnings                                                             21,738,915       21,150,744
    Accumulated other comprehensive income - unrealized
      holding gains and losses on available-for-sale
      securities, net of tax                                                         177,099          496,553
    Treasury stock at cost - 15,252 and 13,502 shares at
      March 31, 1999 and December 31, 1998, respectively                            (513,588)        (321,088)
                                                                              --------------    --------------
                               Total stockholders' equity                         27,830,340       27,754,123
                                                                              --------------    --------------
                                                                              $  263,550,252    $ 266,055,279
                                                                              --------------    --------------
                                                                              --------------    --------------

See accompanying notes to interim condensed consolidated financial statements.

              CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

   Interim Condensed Consolidated Statements of Income and Comprehensive Income

                   Three months ended March 31, 1999 and 1998

                                  (unaudited)

                                                                               1999             1998
                                                                               ----             ----
Interest income:
    Interest and fees on loans                                              $ 3,308,544   $ 2,491,688
    Interest and dividends on debt and equity securities:
       Taxable                                                                  914,914       732,871
       Exempt from Federal income taxes                                         175,878       176,839
    Interest on short-term investments                                          189,463       153,103
                                                                              ---------    ----------
                    Total interest income                                     4,588,799     3,554,501
                                                                              ---------     ---------
Interest expense:
    Interest on deposits                                                      2,315,673     1,830,542
    Interest on short-term borrowings                                            90,733       108,777
    Interest on long-term borrowings                                             20,131         -
                                                                              ---------    ----------
                    Total interest expense                                    2,426,537     1,939,319
                                                                              ---------     ---------
                    Net interest income                                       2,162,262     1,615,182
Provision for possible loan losses                                               45,000        30,000
                                                                              ---------    ----------
                    Net interest income after provision
                      for possible loan losses                                2,117,262     1,585,182
                                                                              ---------     ---------
Noninterest income:
    Service charges on deposit accounts                                         166,403       131,139
    Income from fiduciary activities                                             43,913        37,937
    Net security sale gains                                                      29,978       135,428
    Mortgage banking revenues                                                    62,106        24,139
    Other noninterest income                                                    138,138        89,118
                                                                              ---------    ----------
                    Total noninterest income                                    440,538       417,761
                                                                              ---------    ----------
Noninterest expense:
    Salaries and employee benefits                                              881,432       645,426
    Occupancy and equipment expense                                             272,548       164,057
    Legal and professional fees                                                  37,944        17,694
    Postage, printing and supplies                                              101,610        74,449
    Amortization of intangible assets                                            99,337        68,699
    Other noninterest expense                                                   332,400       226,995
                                                                              ---------    ----------
                    Total noninterest expense                                 1,725,271     1,197,320
                                                                              ---------     ---------
                    Income before applicable income taxes                       832,529       805,623
Applicable income taxes                                                         244,358       226,082
                                                                              ---------    ----------
                    Net income                                                  588,171       579,541
                                                                              ---------    ----------
Other comprehensive income (loss), before tax:
    Net unrealized gains (losses) on available-for-sale securities             (454,043)      119,875
    Less reclassification adjustment for gains included in net income           (29,978)     (135,428)
                                                                              ---------    ----------
                    Other comprehensive income (loss), before tax              (484,021)      (15,553)
Income tax related to items of other comprehensive income (loss)               (164,567)       (5,288)
                                                                              ---------    ----------
                    Other comprehensive income (loss), net of tax              (319,454)      (10,265)
                                                                              ---------    ----------
                    Total comprehensive income                              $   268,717   $   569,276
                                                                              ---------    ----------
                                                                              ---------    ----------
Net income per common share:
    Average common shares outstanding                                           249,052       186,498
                                                                              ---------    ----------
                                                                              ---------    ----------

    Net income per common share                                             $     2.36    $      3.11
                                                                              ---------    ----------
                                                                              ---------    ----------

See accompanying notes to interim condensed consolidated financial statements.

                CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

           Interim Condensed Consolidated Statements of Stockholders' Equity

                       Three months ended March 31, 1999 and 1998

                                      (unaudited)

                                                                                                                 Total
                                                                                               Accumulated       stock-
                                            Common                  Retained     Treasury     other compre-     holders'
                                            Stock      Surplus      earnings      stock      hensive income      equity
                                        ----------  -----------  ------------  -----------   --------------  -------------
Balance at December 31, 1997            $  200,000  $   270,464  $ 19,758,353  $ (321,088)     $  525,906    $ 20,433,635

Net income                                   -            -           579,541       -               -             579,541

Unrealized gains (losses) on
   available-for-sale securities,
     net of related tax effect               -            -            -            -             (10,265)        (10,265)
                                        ----------  -----------  ------------  -----------     ------------  -------------

Balance at March 31, 1998               $  200,000  $   270,464  $ 20,337,894  $ (321,088)     $  515,641    $ 21,002,911
                                        ----------  -----------  ------------  -----------     ------------  -------------
                                        ----------  -----------  ------------  -----------     ------------  -------------

Balance at December 31, 1998            $  262,710  $ 6,165,204  $ 21,150,744  $ (321,088)     $  496,553    $ 27,754,123

Net income                                   -            -           588,171       -               -             588,171

Purchase of 1,750 shares for treasury        -            -             -        (192,500)          -            (192,500)

Unrealized gains (losses)
     on available-for-sale securities,
     net of related tax effect               -            -             -           -            (319,454)       (319,454)
                                        ----------  -----------  ------------  -----------     ------------  -------------

Balance at March 31, 1999               $  262,710  $ 6,165,204  $ 21,738,915  $ (513,588)     $  177,099    $ 27,830,340
                                        ----------  -----------  ------------  -----------     ------------  -------------
                                        ----------  -----------  ------------  -----------     ------------  -------------

See accompanying notes to interim condensed consolidated financial statements.

            CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

            Interim Condensed Consolidated Statements of Cash Flows

                   Three months ended March 31, 1999 and 1998

                                  (unaudited)

                                                                                           1999           1998
                                                                                           ----           ----
Cash flows from operating activities:
    Net income                                                                        $    588,171        579,541
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                                    320,390        151,443
          Provision for possible loan losses                                                45,000         30,000
          Decrease in accrued interest receivable                                          138,047        114,833
          Net gains on security sales and calls                                            (29,978)      (135,428)
          Increase in accrued interest payable                                               2,298        218,865
          Other operating activities, net                                                  109,766        159,414
                                                                                      ------------   ------------
                   Net cash provided by operating activities                             1,173,694      1,118,668
                                                                                      ------------   ------------
Cash flows from investing activities:
    Proceeds from calls and maturities of and principal payments on debt securities:
          Available-for-sale                                                             5,473,073      6,810,782
          Held-to-maturity                                                               2,143,219      1,666,078
    Proceeds from sale of securities                                                         -            330,000
    Purchases of available-for-sale debt and equity securities                         (14,648,495)    (4,774,734)
    Net decrease (increase) in loans                                                       495,750     (3,589,516)
    Purchases of bank premises and equipment, net                                         (178,200)        (9,263)
                                                                                      ------------   ------------
                   Net cash provided by (used in)  investing activities                 (6,714,653)       433,347
                                                                                      ------------   ------------
Cash flows from financing activities:
    Net increase (decrease) in deposits                                                 (4,102,061)     5,361,736
    Net increase (decrease) in short-term borrowings                                     1,080,533     (2,224,720)
    Proceeds from note payable                                                             415,000          -
    Purchase of treasury stock                                                            (192,500)         -
                                                                                      ------------   ------------
                   Net cash provided by (used in) financing activities                  (2,799,028)     3,137,016
                                                                                      ------------   ------------
                   Net increase in cash and cash equivalents                            (8,339,987)     4,689,031
Cash and cash equivalents at beginning of period                                        26,383,086     13,232,829
                                                                                      ------------   ------------
Cash and cash equivalents at end of period                                            $ 18,043,099     17,921,860
                                                                                      ------------   ------------
                                                                                      ------------   ------------
Supplemental information:
    Cash paid for:
       Interest                                                                       $  2,424,239      1,720,454
       Income taxes                                                                          -              -
                                                                                      ------------   ------------
                                                                                      ------------   ------------

Noncash transactions:
    Loans made to facilitate the sale of other real estate owned                      $     95,200          -
                                                                                      ------------   ------------
                                                                                      ------------   ------------

See accompanying notes to interim condensed consolidated financial statements.

            CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

         Notes to Interim Condensed Consolidated Financial Statements

                                 (unaudited)


NOTE 1 - BASIS OF PRESENTATION

Carlinville National Bank Shares, Inc. (the "Company") provides a full range of banking services to individual and corporate customers throughout Macoupin, Montgomery, Christian, and Sangamon counties of central Illinois, through the seven locations of its wholly-owned subsidiary banks, Carlinville National Bank, Palmer Bank, and Citizens State Bank (the "Banks"). The Company and Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout the central Illinois area. Additionally, the Company and Banks are subject to the regulations of certain Federal and state agencies and undergo periodic examinations by those regulatory agencies. The Company also maintains a nonbanking subsidiary which operates a tax return preparation service. The operations of the nonbanking subsidiary are not material to the Company's consolidated results of operations.

The accompanying unaudited interim condensed consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions outlined in Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

NOTE 2 - ACQUISITIONS AND MERGERS

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

The fair value of the consolidated net assets acquired from Lincoln Trail at January 24, 1997 were as follows:


      Cash and due from banks                                      $    983,388
      Federal funds sold                                              7,638,000
      Investment securities                                           3,477,228
      Loans, net                                                     21,659,223
      Premises and equipment                                          1,055,763
      Other assets                                                      560,849
                                                                    -----------
                   Total assets                                      35,374,451
                                                                     ----------
      Deposits                                                       33,920,247
      Other liabilities                                                 456,627
                                                                    -----------
                   Total liabilities                                 34,376,874
                   Net assets acquired                                  997,577
      Cost of acquisition                                             3,045,984
                                                                    -----------
      Excess of cost over fair value of net assets acquired        $  2,048,407
                                                                    -----------
                                                                    -----------

On October 1, 1998, the Company purchased 100% of the outstanding capital stock of Shipman Bancorp, Inc. ("Shipman") and its wholly-owned subsidiary, Citizens State Bank in Shipman, Illinois, in exchange for 62,710 shares of Company common stock and $287,926 of cash. The acquisition has been accounted for as a purchase transaction and, accordingly, the consolidated operations of Shipman from October 1, 1998 forward are included in the consolidated results of operations of the Company. The excess of cost over the fair value of the net assets acquired, which amounted to $1,224,712, is being amortized on a straight line basis over 15 years.

The fair value of the consolidated net assets acquired from Shipman at October 1, 1998 were as follows:

      Cash and due from banks                                      $  5,644,590
      Federal funds sold                                              3,979,000
      Investment securities                                           5,223,185
      Loans, net                                                     31,567,601
      Premises and equipment                                            963,630
      Other assets                                                    1,969,711
                                                                    -----------
                   Total assets                                      49,347,717
                                                                     ----------
      Deposits                                                       41,463,171
      Other liabilities                                               2,863,882
                                                                    -----------
                   Total liabilities                                 44,327,053
                                                                    -----------
                   Net assets acquired                                5,020,664
      Cost of acquisition                                             6,245,376
                                                                    -----------
      Excess of cost over fair value of net assets acquired        $  1,224,712
                                                                    -----------
                                                                    -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Carlinville National Bank Shares, Inc. (the "Company") provides a full range of financial services throughout Macoupin, Montgomery, Christian, and Sangamon counties in central Illinois. The following discussion more fully explains the changes in financial condition and results of operations for the first three months of 1999 compared to the first three months of 1998. Such information is provided on a consolidated basis for the Company, its three wholly-owned banking subsidiaries (Carlinville National Bank, Palmer Bank, and Citizens State Bank, referred to collectively as the "Banks"), and its wholly-owned nonbanking subsidiary, Carlinville Tax Service, Inc.

NET INCOME

     The Company had net income of $588,171 for the three months ended March 31, 1999, compared with $579,541 for the three months ended March 31, 1998, representing an increase of $8,630 (1.49%). Net income per common share for the first three months of 1999 was $2.36 per share, a decrease of $0.75 (24.12%) from the $3.11 per share amount for the first three months of 1998. The reduction in net income per share in the first quarter of 1999 resulted primarily from the additional common shares outstanding in the first quarter of 1999, as compared with the same period in 1998, due to the issuance of 62,710 common shares on October 1, 1998 in connection with the acquisition of Shipman Bancorp, Inc. ("Shipman"), and its wholly-owned subsidiary bank, Citizens State Bank ("Citizens Bank").

NET INTEREST INCOME

     The Company's net interest income increased by $547,080 (33.87%) to $2,162,262 for the first three months of 1999, from the $1,615,182 recorded for the first three months of 1998. The net interest margin for the two periods was comparable, with a net interest margin of 3.70% recorded for the first three months of 1999, and 3.72% recorded for the first three months of 1998.

     As reflected in the tables below, average earning assets for the first three months of 1999 increased by $60,336,840 (32.47%) to $246,178,714, from the
$185,841,874 of average earning assets for the first three months of 1998. The percentage of average earning assets comprised of loans, which is the Company's highest earning asset, increased to 62.12% for the first three months of 1999, from 61.07% for the first three months of 1998.

The primary contributor to the increase in average earning assets in 1999 was the acquisition of Shipman on October 1, 1998. Of the $60,336,840 increase in average earning assets from the first quarter of 1998 to the first quarter of 1999, $46,752,492 was attributable to Shipman. The remaining $13,584,348 of first quarter growth in average earning assets in 1999 (as compared with the similar quarter in 1998) represented internal growth. $8,380,124 of this internal growth was attributable to loans at both Carlinville National Bank ("the Carlinville Bank") and Palmer Bank. The increase in loans in 1999 resulted from the Company's continued ability to make larger commercial loans to individuals and small businesses in its market area, with the increased lending limit available to a larger banking organization resulting from the Company's recent acquisitions.

Additionally, loan growth continued to occur from new banking relationships with customers moving their business out of the larger non-locally-owned consolidated banking institutions in the Company's market area.

     Average taxable investment securities for the first three months of 1999 increased $14,919,009 (30.70%) to $63,513,529 from the average taxable investment securities for the first three months of 1998 of $48,594,520. $11,588,664 of this growth in average taxable investment securities in 1999 was attributable to Shipman. The average yield on taxable investment securities decreased significantly in the first quarter of 1999 compared with prior quarters, declining 28 basis points to 5.84% for the first quarter of 1999, from the 6.12% average yield recorded for the first quarter of 1998. This decline in interest rates reflects the low interest rate environment which has been prevalent in the bond market for the past few years. As securities are called or mature, the Company has had to reinvest such funds at substantially lower rates, serving to depress the overall net interest margin.

     The Company's level of Federal funds sold is generally directly attributable to the level of securities sold under repurchase agreements maintained with certain customers of the Carlinville Bank. These customers invest on a short-term basis, generally overnight, in securities sold under repurchase agreements by the Carlinville Bank, thus providing a return on their excess funds. These funds are invested by the Carlinville Bank in Federal funds sold to match the maturities of the repurchase agreements, with the Carlinville Bank generally earning approximately 50 basis points on each transaction. As the excess funds of these customers fluctuate, so too has the Company's overall level of Federal funds sold. This general relationship has been modified in recent quarters by the acquisitions of a branch facility in Hillsboro in 1996 (which added approximately $24.4 million of deposits), Palmer Bank in 1997, and Shipman in 1998. These acquisitions have provided significantly more liquidity for the Company, as have the increased deposit levels and the lack of more attractive investment options in the current bond market.

     Following is a summary of the average balances and weighted average interest rates earned or paid on Federal funds sold and securities sold under repurchase agreements for the first three months of 1999 and 1998:

                                                         First Three Months
                                  --------------------------------------------------------------
                                                1999                              1998
                                  ------------------------------   -----------------------------
                                     Average           Average        Average          Average
                                     Balance             Rate         Balance            Rate
                                  -------------       ---------    -------------       --------
   Federal funds sold             $ 16,241,681          4.44%      $ 11,703,966          5.31%
   Securities sold under
     repurchase agreements           7,134,573          4.48%         8,165,753          5.01%
                                    ----------          ----         ----------          ----
                                    ----------          ----         ----------          ----

     Company management believes the cash management service of the Carlinville Bank will continue at a consistent level. Management intends to attempt to invest additional Federal funds (over and above the level of securities sold under repurchase agreements) in higher yielding loans and investment securities.

     The Company experienced a decrease in its cost of funds during the first three months of 1999, representing the first such decrease experienced in several quarters. The average cost of funds was 4.61% for the first three months of 1999, and 4.85% for the first three months of 1998. Average interest-bearing deposits for the first three months of 1999 increased $50,844,376 (33.14%) to $204,263,572 from the level of $153,419,196 for the first three months of 1998. $38,837,884 of this growth in interest-bearing deposits for the first three months of 1999 (compared with the similar period for 1998) was attributable to the Shipman acquisition, with the remaining increase of $12,006,492 resulting from internal growth at the Carlinville Bank and Palmer Bank. Management believes that the increase in interest-bearing deposits from 1998 to 1999 resulted primarily from depositors moving from financial institutions which have been sold or are in process of being sold to larger, non-locally based financial institutions, as customers are seeking more personal service than that offered by the larger banking institutions.

     The overall increase which the Company has experienced during the past few years with its cost of funds is equally attributable to the composition of its deposit mix, as the Company's banking subsidiaries have experienced a general shift in deposits similar to most Midwestern financial institutions, with certificates of deposit and interest-bearing transaction accounts comprising a growing proportion of its deposits. Following is an analysis of the change in average deposit composition for the first three months of 1999 and 1998:

                                                     As a Percentage of Average Deposits
                                                             First Three Months
                                                     -----------------------------------
                                                         1999                    1998
                                                         ----                    ----
   Noninterest-bearing deposits                          9.99%                   9.65%
   Interest-bearing transaction accounts                15.03                   14.79
   Savings accounts                                     12.77                   12.81
   Certificates of deposit:
     $100,000 and over                                   9.08                    9.73
     Under $100,000                                     53.13                   53.02
                                                       ------                  ------
                                                       100.00%                 100.00%
                                                       ------                  ------
                                                       ------                  ------

     In addition to the interest paid on securities sold under repurchase agreements, the Company also incurred interest on other short-term borrowings of $11,850 and $7,924 for the first three months of 1999 and 1998, respectively. These borrowings consist of borrowings under the Federal Reserve Bank's treasury, tax and loan note option and a short-term line of credit used by the Company to fund holding company operations.

     Long-term borrowings consist of borrowings by Citizens Bank from the Federal Home Loan Bank in Chicago, which are matched against certain long-term mortgage loans financed by Citizens Bank for its own portfolio. Interest expense of $20,131 was incurred on such borrowings during the first quarter of 1999.

     The following tables show the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and stockholders' equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on each category of interest-bearing liabilities for each of the periods reported.

                                                                    First Quarter of 1999
                                                    -----------------------------------------------------
                                                                    Percent       Interest        Average
                                                    Average        of Total        Income/        Yield/
                                                    Balance         Assets         Expense         Rate
                                                    -------        --------       --------        -------
ASSETS
Earning assets:
  Loans(1)(2)(3)                                $152,926,324        57.29%       $3,321,137        8.81%
  Investment securities, at amortized cost:
    Taxable                                       63,513,529        23.80           914,914        5.84
    Nontaxable(3)                                 12,922,361         4.84           245,655        7.71
  Interest-earning deposits in other
    financial institutions                           574,819         0.22            11,615        8.19
  Federal funds sold                              16,241,681         6.08           177,848        4.44
                                                ------------       ------        ----------
      Total earning assets                       246,178,714        92.23         4,671,169        7.70
                                                ------------       ------        ----------        ----
                                                                                                   ----

Nonearning assets:
  Cash and due from banks                          6,862,654         2.57
  Reserve for possible loan losses                (1,640,827)       (0.61)
  Premises and equipment                           3,836,294         1.44
  Available-for-sale investment
    market valuation                                 592,819         0.22
  Other assets                                    11,081,748         4.15
                                                ------------       ------
      Total nonearning assets                     20,732,688         7.77
                                                ------------       ------
        Total assets                            $266,911,402       100.00%
                                                ------------       ------
                                                ------------       ------

LIABILITIES
Interest-bearing liabilities:
  Interest-bearing transaction accounts         $ 34,114,146        12.78%          198,613        2.36%
  Savings                                         28,987,601        10.86           221,012        3.09
  Time deposits of $100,000 or more               20,592,319         7.72           268,922        5.30
  Other time deposits                            120,569,506        45.17         1,627,126        5.47
  Securities sold under repurchase
    agreements                                     7,134,573         2.67            78,883        4.48
  Other short-term borrowings                        808,940         0.30            11,850        5.94
  Long-term borrowings                             1,252,000         0.47            20,131        6.52
                                                ------------       ------        ----------
      Total interest-bearing liabilities         213,459,085        79.97         2,426,537        4.61
                                                                                 ----------        ----
                                                                                                   ----
Noninterest-bearing deposits                      22,671,749         8.50
Other liabilities                                  2,934,502         1.10
                                                ------------       ------
        Total liabilities                        239,065,336        89.57
SHAREHOLDERS' EQUITY                              27,846,066        10.43
                                                ------------       ------
  Total liabilities and shareholders'
     equity                                     $266,911,402       100.00%
                                                ------------       ------
                                                ------------       ------
  Net interest income/net yield
     on earning assets                                                           $2,244,632        3.70%
                                                                                 ----------        ----
                                                                                 ----------        ----

                                                                    (Continued)

                                                                    First Quarter of 1998
                                                    -----------------------------------------------------
                                                                    Percent       Interest        Average
                                                    Average        of Total        Income/        Yield/
                                                    Balance         Assets         Expense         Rate
                                                    -------        --------       --------        -------
ASSETS
Earning assets:
  Loans(1)(2)(3)                                $113,496,165        56.43%       $2,491,688        8.90%
  Investment securities, at amortized cost:
    Taxable                                       48,594,520        24.16           732,871        6.12
    Nontaxable(3)                                 12,047,223         5.99           267,938        9.02
  Federal funds sold                              11,703,966         5.82           153,103        5.31
                                                ------------       ------        ----------
      Total earning assets                       185,841,874        92.40         3,645,600        7.96
                                                ------------       ------        ----------        ----
                                                                                                   ----
Nonearning assets:
  Cash and due from banks                          5,024,847         2.50
  Reserve for possible loan losses                (1,109,175)       (0.55)
  Premises and equipment                           2,398,766         1.19
  Available-for-sale investment
    market valuation                                 822,386         0.41
  Other assets                                     8,151,644         4.05
                                                ------------       ------
      Total nonearning assets                     15,288,468         7.60
                                                ------------       ------
         Total assets                           $201,130,342       100.00%
                                                ------------       ------
                                                ------------       ------

LIABILITIES
Interest-bearing liabilities:
  Interest-bearing transaction accounts         $ 25,109,343        12.48%          168,582        2.72%
  Savings                                         21,758,600        10.82           172,631        3.22
  Time deposits of $100,000 or more               16,534,526         8.22           231,881        5.69
  Other time deposits                             90,016,727        44.76         1,257,448        5.67
  Securities sold under repurchase
    agreements                                     8,165,753         4.06           100,853        5.01
  Other short-term borrowings                        585,808         0.29             7,924        5.49
                                                ------------       ------        ----------
      Total interest-bearing liabilities         162,170,757        80.63         1,939,319        4.85
                                                                                 ----------        ----
                                                                                                   ----
Noninterest-bearing deposits                      16,391,403         8.15
Other liabilities                                  1,711,073         0.85
                                                ------------       ------
         Total liabilities                       180,273,233        89.63
SHAREHOLDERS' EQUITY                              20,857,109        10.37
                                                ------------       ------
  Total liabilities and shareholders' equity    $201,130,342       100.00%
                                                ------------       ------
                                                ------------       ------
  Net interest income/net yield
     on earning assets                                                           $1,706,281        3.72%
                                                                                 ----------        ----
                                                                                 ----------        ----

-------------------------------------
(1)  Interest includes loan fees.

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


                                                            FIRST QUARTER PERIODS
                                    ----------------------------------------------------------------------
                                                         Amount of Increase (Decrease)
                                    ----------------------------------------------------------------------
                                           Change From 1998                       Change From 1997
                                            to 1999 Due to                         to 1998 Due to
                                    ------------------------------      ----------------------------------
                                     Volume     Yield/                   Volume       Yield/
                                       (1)      Rate (2)     Total         (1)       Rate (2)      Total
                                    --------    --------     -----      ---------    --------      -----
INTEREST INCOME:
Loans                            $  854,938  $ (25,489)  $  829,449     $ 262,247    $169,980     $432,227
                                  ---------   --------    ---------       -------     -------      -------
Investment securities:
   Taxable                          216,831    (34,788)     182,043       (50,240)     (1,300)     (51,540)
   Nontaxable                        18,520    (40,803)     (22,283)       (1,210)    (15,246)     (16,456)
                                  ---------   --------    ---------       -------     -------      -------
       Total interest securities    235,351    (75,591)     159,760       (51,450)    (16,546)     (67,996)
                                  ---------   --------    ---------       -------     -------      -------

Interest-earning deposits in
   other financial institutions      11,615       -          11,615          -           -            -
Federal funds sold                   52,692    (27,947)      24,745       (41,792)     12,842      (28,950)
                                  ---------   --------    ---------       -------     -------      -------
       Total interest income      1,154,596   (129,027)   1,025,569       169,005     166,276      335,281
                                  ---------   --------    ---------       -------     -------      -------

INTEREST EXPENSE:
Interest bearing transaction
   accounts                          54,496    (24,465)      30,031          (616)     11,361       10,745
Savings                              55,577     (7,196)      48,381         8,234      10,448       18,682
Time deposits of $100,000
   or more                           53,812    (16,771)      37,041        61,954       3,918       65,872
Other time deposits                 415,301    (45,623)     369,678        32,948      92,430      125,378
                                  ---------   --------    ---------       -------     -------      -------
       Total deposits               579,186    (94,055)     485,131       102,520     118,157      220,677
Securities sold under
   repurchase agreements            (11,955)   (10,015)     (21,970)      (17,723)     22,517        4,794
Other short-term borrowings           3,231        695        3,926       (16,496)     (5,587)     (22,083)
Long-term borrowings                 20,131       -          20,131          -           -            -
                                  ---------   --------    ---------       -------     -------      -------
       Total interest expense       590,593   (103,375)     487,218        68,301     135,087      203,388
                                  ---------   --------    ---------       -------     -------      -------

Net interest income              $  564,003  $ (25,652)  $  538,351     $ 100,704    $ 31,189     $131,893
                                  ---------   --------    ---------       -------     -------      -------
                                  ---------   --------    ---------       -------     -------      -------

------------------------
(1) Change in volume multiplied by yield/rate of prior year.
(2) Change in yield/rate multiplied by volume of prior year.

NOTE: The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR POSSIBLE LOAN LOSSES

     A significant determinant of the Company's operating results is the level of loan losses and the provision for possible loan losses charged to operations. During the first three months of 1999, the Company recorded a provision for possible loan losses of $45,000, compared with a provision of $30,000 for the first three months of 1998. Following is a summary of the activity in the Company's reserve for possible loan losses for the first three months of 1999 and 1998:

                                                                   1999               1998
                                                                   ----               ----
Balance at beginning of period                                 $ 1,641,212         $ 1,098,038
Provision for possible loan losses
   charged to operations                                            45,000              30,000
Charge-offs during period                                         (212,447)            (95,860)
Recoveries during period                                            19,709              24,003
                                                               -----------         -----------
Balance at end of period                                       $ 1,493,474         $ 1,056,181
                                                               -----------         -----------
                                                               -----------         -----------

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

     The reserve for possible loan losses at March 31, 1999 was 0.98% of net outstanding loans. Nonperforming loans totaled approximately $1,933,000 at March 31, 1999, resulting in a reserve coverage of nonperforming loans of 77.26%. Total nonperforming loans at December 31, 1998 totaled $1,772,786, with a reserve coverage on that date of 92.58%. Company management believes the reserve for possible loan losses allocated for such loans is adequate when the underlying collateral values on such credits are considered.

During the first quarter of 1999, the Company recorded net charge-offs of $192,738, and replenished the reserve for possible loan losses with a provision charged to expense of $45,000. Of the net charge-offs incurred during the first quarter of 1999, $113,725 related to loans to one borrower, which loans had been identified by management as a problem for several years. Company management believes the reserve for possible loan losses of $1,493,474 at March 31, 1999 is adequate to absorb the potential exposure presently inherent in the loan portfolio.

     The Company had no loans to any foreign countries at March 31, 1999, nor did it have any concentration of loans to any industry, other than the agricultural industry on March 31, 1999. The Company has also refrained from financing speculative transactions such as highly-leveraged corporate buyouts. Additionally, the Company had no other interest-earning assets which were considered to be risk element assets at March 31, 1999.

     At March 31, 1999, the Company had loans outstanding to the agricultural sector of approximately $48,967,000, which comprised approximately 32% of the Company's total loan portfolio. Additionally, the Company's direct financing leases involve agricultural equipment which is being leased to local farmers. The Company's agricultural credits are concentrated in

Macoupin, Montgomery, Christian and Sangamon counties in central Illinois, and are generally fully-secured with either growing crops, farmland, livestock, and/or machinery and equipment. Additionally, the Company's lending personnel work with their agricultural borrowers to monitor cash flow capabilities.

NONINTEREST INCOME

     Total noninterest income for the first three months of 1999 increased $22,777 (5.45%) to $440,538 from the $417,761 recorded for the first three months of 1998. The primary reason for the increase in noninterest income for the first quarter of 1999, as compared with the first quarter of 1998, was the acquisition of Shipman on October 1, 1998. This acquisition was accounted for as a purchase and thus, the operations of Shipman have been included for the entire first quarter of 1999, but are excluded from the consolidated income statement for the first quarter of 1998. Total noninterest income for Shipman for the first quarter of 1999 includes the following components:

         Service charge on deposits                          $  34,778
         Mortgage banking revenues                              36,470
         Other noninterest income                               38,686
                                                              --------
                                                             $ 109,934
                                                              --------
                                                              --------

     Excluding Shipman's noninterest income, the Company's noninterest income actually decreased $87,157 for the first quarter of 1999, when compared with the first quarter of 1998, resulting primarily from securities sales. During the first quarter of 1999, the Company did not sell any securities, and recorded gains on securities with early calls of $29,978. During the first quarter of 1998, the Company recorded gains on securities with early calls of $1,000, and $134,428 on the partial sale of a mutual fund investment made thereby. In late 1995 and throughout 1996, the Company invested a total of $1,000,000 in a mutual fund comprised of regional bank stocks. With the banking consolidation and strong market performance by regional banks occurring during the past few years, this fund appreciated significantly. By year-end 1996, the fund had appreciated to $1,215,719. By June 1997, the fund had appreciated further to $1,446,915, and shortly thereafter, the Company sold a portion of the fund to invest $450,000 in a similar fund, recording a gain of $170,483 in the process. During the first quarter of 1998, the Company sold $330,000 of the fund investment and injected the proceeds into Palmer Bank to increase its capital, recording a $134,428 gain on the sale. In the second quarter of 1998, the Company sold an additional $375,000 of the funds, again injecting the proceeds into Palmer Bank to increase its capital, recording a gain of $169,614. The regional bank stock mutual fund investments are included in the Company's available-for-sale securities and, at March 31, 1999, had a fair value and amortized cost of $1,118,966 and $857,787, respectively.

NONINTEREST EXPENSE

     Noninterest expense for the first three months of 1999 increased $527,951 (44.09%) to $1,725,271 from the $1,197,320 recorded for the first three months of 1998. $372,402 of this increase in noninterest expenses was attributable to Shipman, which had the following noninterest expense components for the first quarter of 1999:

         Salaries and employee benefits                      $ 176,659
         Occupancy and equipment expense                        48,596
         Legal and professional fees                             1,874
         Postage, printing and supplies                         17,262
         Amortization of intangible assets                      30,638
         Other noninterest expense                              97,373
                                                              --------
                                                             $ 372,402
                                                              --------
                                                              --------

     Excluding Shipman's noninterest expenses, the Company's noninterest expenses for the first quarter of 1999 increased $155,549, when compared with the first quarter of 1998. Salaries and employee benefits (excluding Shipman) increased $59,347 (9.20%) due to normal merit increases, and occupancy and equipment expense (excluding Shipman) increased $59,895 (36.51%), due to the increased equipment purchased in 1998 to eventually convert all of the banks to a new in-house computer system.

INCOME TAXES

     Applicable income taxes for the first three months of 1999 increased $18,276 (8.08%) to $244,358 from the $226,082 recorded for the first three months of 1998. The effective tax rates for the first three months of 1999 and 1998 were 29.35% and 28.06%, respectively. The changes in the levels of effective tax related primarily to the level of state tax-exempt U.S. agency securities on hand for the particular periods.

FINANCIAL CONDITION

     The Company's total assets decreased $2,505,027 (0.94%) to $263,550,252 at March 31, 1999, from $266,055,279 at December 31, 1998. This increase was due primarily to a reduction of noninterest-bearing deposits of $4,784,456.

     Total deposits decreased $4,102,061 (1.78%) to $225,823,875 at March 31,
1999 from $229,925,936 at December 31, 1998. Total deposits at December 31, 1998 included a high-level of public funds on hand (particularly from Macoupin County), and an increased deposit level resulting from the timing of social security deposits. These deposits are normally paid on the third day of each month; however, when the third day is a nonbusiness day (as was January 3, 1999), the payments revert back to the previous business day, which in this case was December 31, 1998.

Short-term borrowings increased $1,495,533 (33.24%) to $5,994,950 at March 31, 1999 from $4,499,417 at December 31, 1998. These balances tend to have significant fluctuations depending upon the cash levels of the customers which use the cash management facilities of the Carlinville Bank through the purchase of securities under repurchase agreements. The level of Federal funds sold generally tracks with the level of securities sold under repurchase agreements; however,

Federal funds sold actually decreased $3,124,000 (19.53%) at March 31, 1999 to $12,873,000 from $15,997,000 at December 31, 1998.

     Investment securities increased $6,544,366 (8.85%) to $80,530,593 at March 31, 1999 from $73,986,227 at December 31, 1998. Proceeds from maturities and calls of and principal payments on debt securities were $7,616,292 for the first three months of 1999, while new investments purchased in the first quarter of 1999 totaled $14,648,495. The total fair value of the Company's investment portfolio at March 31, 1999 was approximately $80,428,000, or 99.9% of the portfolio's book value on that date. The market valuation of the Company's investment securities portfolio at December 31, 1998 was 100.5% of the portfolio's book value.

     Total loans decreased $802,672 (0.52%) to $152,377,397 at March 31, 1999 from $153,180,069 at December 31, 1998. Given the Company's concentration of agricultural loans, the level of agricultural production loans is generally at its lowest point during the year in the first quarter.

     The Company's capitalization remained at a strong level at March 31, 1999. Total capital was $27,830,340 or 10.56% of total assets at March 31, 1999, as compared with 10.43% at December 31, 1998.

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

     As of March 31, 1999, the Company and each of its banking subsidiaries were in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with risk-based capital guidelines. The Company's Tier 1, Total Capital and Leverage Ratios were 13.53%, 14.48% and 8.75%, respectively, at March 31, 1999.

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

                                                                Minimum Capital Ratios
                                                -----------------------------------------------------
                                                   Total                Tier 1
                                                Risk-Based            Risk-Based             Leverage
                                                   Ratio                 Ratio                 Ratio
                                                ----------            ----------             --------
     Well capitalized                              10%                    6%                    5%
     Adequately capitalized                         8                     4                     4
     Undercapitalized                             < 8                   < 4                   < 4
     Significantly undercapitalized               < 6                   < 3                   < 3
     Critically undercapitalized                    *                     *                     *

     * A critically undercapitalized institution is defined as having a tangible equity to total assets ratio of 2% or less

     Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver of the institution. The capital category of an institution also determines in part the amount of the premiums assessed against the institution for FDIC insurance. At March 31, 1999, each of the Company's banking subsidiaries were considered "well capitalized."

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

      Liquidity is primarily provided to the Company through earning assets, including Federal funds sold and maturities and principal payments in the investment portfolio, all funded through continued deposit growth. Secondary sources of liquidity available to the Company include the sale of securities included in the available-for-sale category (with a carrying value of $69,754,264 at March 31, 1999), and borrowing capabilities through the Federal Reserve Bank's seasonal borrowing privilege of $4.1 million maintained at the Carlinville Bank. Additionally, maturing loans also provide liquidity on an ongoing basis. Accordingly, the Company believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand. The Company also maintains a short-term line of credit with an unaffiliated financial institution of $2,500,000, of which $1,685,000 was available at March 31, 1999.

      Each of the Company's banking subsidiaries controls its own asset/liability mix within the constraints of its individual policies and loan and deposit structure, with overall guidance from the Company.

      The asset/liability management process, which involves structuring the consolidated balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimizing the effect of fluctuating interest rates on net interest income. The following table reflects the Company's consolidated interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of March 31, 1999, individually and cumulatively, through various time horizons (in thousands of dollars):

                                                          Remaining Maturity if Fixed Rate;
                                               Earliest Possible Repricing Interval if Floating Rate
                                         ----------------------------------------------------------------
                                              3           Over 3        Over 1
                                            months        months         year
                                              or          through       through      Over 5
                                             less        12 months      5 years       years       Total
                                           --------      ---------      --------     --------    --------
Interest-earning assets:
   Loans, net of unearned discount         $ 35,840      $ 31,365       $ 71,561     $ 13,200    $151,966
   Investment securities                      4,575         5,046         35,874       35,036      80,531
   Other interest-earning assets             12,944          -              -            -         12,944
                                           --------      --------       --------     --------    --------
     Total interest-earnings assets        $ 53,359      $ 36,411       $107,435     $ 48,236    $245,441
                                           --------      --------       --------     --------    --------
                                           --------      --------       --------     --------    --------
Interest-bearing liabilities:
   Savings, and interest bearing
     transaction accounts                  $ 65,310      $   -          $   -        $   -       $ 65,310
   Time certificates of deposit of
     $100,000 or more                         8,239         7,153          3,792         -         19,184
   All other time deposits                   19,217        60,367         41,592         -        121,176
   Nondeposit interest-bearing
     liabilities                              5,995            62            295          895       7,247
                                           --------      --------       --------     --------    --------
     Total interest-bearing
       liabilities                         $ 98,761      $ 67,582       $ 45,679     $    895    $212,917
                                           --------      --------       --------     --------    --------
                                           --------      --------       --------     --------    --------
Gap by period                              $(45,402)     $(31,171)      $ 61,756     $ 47,341    $ 32,524
                                           --------      --------       --------     --------    --------
                                           --------      --------       --------     --------    --------
Cumulative gap                             $(45,402)     $(76,573)      $(14,817)    $ 32,524    $ 32,524
                                           --------      --------       --------     --------    --------
                                           --------      --------       --------     --------    --------
Ratio of interest-sensitive
   assets to interest-sensitive
   liabilities                                 0.54x         0.54x          2.35x       53.89x       1.15x
                                           --------      --------       --------     --------    --------
                                           --------      --------       --------     --------    --------
Cumulative ratio of interest-
   sensitive assets to interest-
   sensitive liabilities                       0.54x         0.54x          0.93x        1.15x       1.15x
                                           --------      --------       --------     --------    --------
                                           --------      --------       --------     --------    --------

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

         The accounting for changes in the fair value of a derivative (that is, the gains and losses) depends on the intended use of the derivative and the resulting designation. The Company and Banks have not engaged in any hedging activities during the three months ended March 31, 1999 and 1998. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

         FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Company management believes the implementation of FAS 133 will not have a material impact on the Company's consolidated financial position, results of operations, or liquidity. At March 31, 1999, the only financial instruments meeting the above definition of a derivative instrument are fixed rate loan commitments and standby letters of credit.

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

None.

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


                                  CARLINVILLE NATIONAL BANK SHARES, INC.
                                  (Registrant)


                                  /s/ James T. Ashworth
                                  ---------------------------------------------
                                  James T. Ashworth
                                  President and Principal Executive, Financial
                                  and Accounting Officer


Date:  May 14, 1999