Form 10-Q
period 1999-06-30
CARLINVILLE NATIONAL BANK SHARES INC/DE
filed 1999-08-13
CIK 753745

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999



/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transaction period from __________ to __________

                        Commission File Number: 333-57917

                       CARLINVILLE NATIONAL BANK SHARES, INC.
                    ---------------------------------------------
              (Exact name of Registrant as specified in its charter)



             DELAWARE                                   37-1125050
   ----------------------------               -------------------------------
   (State or other jurisdiction          (I.R.S. Employer Identification Number)
  of incorporated or organization)


                  WEST SIDE SQUARE, CARLINVILLE, ILLINOIS 62626
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (217) 854-2674
                  ---------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                  -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 1999, the registrant had outstanding 247,458 shares of common stock, $1.00 par value per share.

                     CARLINVILLE NATIONAL BANK SHARES, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                   Page
                                                                                  Number
                                                                                  ------
                                       PART I

Item 1.    Financial Statements (unaudited)                                          1
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                       7


                                       PART II

Item 1.    Legal Proceedings                                                        28
Item 2.    Changes in Securities                                                    28
Item 3.    Defaults Upon Senior Securities                                          28
Item 4.    Submission of Matters to a Vote of Security Holders                      28
Item 5.    Other Information                                                        28
Item 6.    Exhibits and Reports on Form 8-K                                         28

Form 10-Q Signature Page                                                            29


                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

             CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                  Interim Condensed Consolidated Balance Sheets

                       June 30, 1999 and December 31, 1998

                                   (unaudited)

                                                                             June 30,       December 31,
                                                                              1999             1998
                                                                        ---------------   --------------
ASSETS

Cash and due from banks                                                  $   4,653,529    $   9,385,889
Interest-earning deposits in other financial institutions                      161,689        1,000,197
Federal funds sold                                                           7,685,000       15,997,000
Investments in debt and equity securities:
    Available-for-sale, at fair value                                       70,670,538       61,380,481
    Held-to-maturity, at amortized cost (approximate fair
      value of $10,061,000 and $12,965,442 at June 30, 1999
      and December 31, 1998, respectively)                                  10,292,205       12,605,746

Loans                                                                      155,468,487      153,180,069
    Less:
      Unearned discount                                                       (361,211)        (580,377)
      Reserve for possible loan losses                                      (1,325,813)      (1,641,212)
                                                                         -------------    -------------
                               Net loans                                   153,781,463      150,958,480
                                                                         -------------    -------------
Bank premises and equipment, net                                             3,858,485        3,782,400
Accrued interest receivable                                                  3,332,215        3,503,844
Intangible assets                                                            4,686,959        4,860,553
Other assets                                                                 3,087,349        2,580,689
                                                                         -------------    -------------
                                                                         $ 262,209,432    $ 266,055,279
                                                                         =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing deposits                                             $  20,696,047    $  24,938,780
Interest-bearing deposits                                                  205,354,530      204,987,156
                                                                         -------------    -------------
                               Total deposits                              226,050,577      229,925,936
Short-term borrowings                                                        5,700,997        4,499,417
Accrued interest payable                                                     1,311,495        1,404,827
Long-term borrowings                                                         1,252,000        1,252,000
Other liabilities                                                            1,029,934        1,218,976
                                                                         -------------    -------------
                               Total liabilities                           235,345,003      238,301,156
                                                                         -------------    -------------
Commitments and contingencies
Stockholders' equity:
    Common stock, $1 par value; 310,000 shares
      authorized; 262,710 shares issued                                        262,710          262,710
    Surplus                                                                  6,165,204        6,165,204
    Retained earnings                                                       21,626,678       21,150,744
    Accumulated other comprehensive income - unrealized
      holding gains and losses on available-for-sale
      securities, net of tax                                                  (676,575)         496,553
    Treasury stock at cost - 15,252 and 13,502 shares at
      June 30, 1999 and December 31, 1998, respectively                       (513,588)        (321,088)
                                                                        --------------    -------------
                               Total stockholders' equity                   26,864,429       27,754,123
                                                                        --------------    -------------
                                                                        $  262,209,432    $ 266,055,279
                                                                        ==============    =============


See accompanying notes to interim condensed consolidated financial statements.

             CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

  Interim Condensed Consolidated Statements of Income and Comprehensive Income

                Three and six months ended June 30, 1999 and 1998

                                   (unaudited)


                                                                     Three Months Ended           Six Months Ended
                                                                          June 30,                     June 30,
                                                                 -------------------------    -------------------------
                                                                     1999         1998           1999          1998
                                                                     ----         ----           ----          ----
Interest income:
    Interest and fees on loans                                   $ 3,285,055  $ 2,569,521     $ 6,593,599  $ 5,061,209
    Interest and dividends on debt and equity securities:
       Taxable                                                       971,040      710,394       1,885,954    1,443,265
       Exempt from Federal income taxes                              186,928      177,889         362,806      354,728
    Interest on short-term investments                               150,713      198,089         340,176      351,192
                                                                 -----------  -----------     -----------  -----------
                    Total interest income                          4,593,736    3,655,893       9,182,535    7,210,394
                                                                 -----------  -----------     -----------  -----------
Interest expense:
    Interest on deposits                                           2,319,627    1,934,606       4,635,300    3,765,148
    Interest on short-term borrowings                                 88,061      103,097         178,794      211,874
    Interest on long-term borrowings                                  20,364        -              40,495        -
                                                                 -----------  -----------     -----------  -----------
                    Total interest expense                         2,428,052    2,037,703       4,854,589    3,977,022
                                                                 -----------  -----------     -----------  -----------
                    Net interest income                            2,165,684    1,618,190       4,327,946    3,233,372
Provision for possible loan losses                                   285,000      180,000         330,000      210,000
                                                                 -----------  -----------     -----------  -----------
                    Net interest income after provision
                      for possible loan losses                     1,880,684    1,438,190       3,997,946    3,023,372
                                                                 -----------  -----------     -----------  -----------
Noninterest income:
    Service charges on deposit accounts                              171,655      138,873         338,058      270,012
    Income from fiduciary activities                                  58,014       46,559         101,927       84,496
    Net security sale gains (losses)                                    -         173,426          29,978      308,854
    Mortgage banking revenue                                          26,757       44,399          88,863       68,538
    Other noninterest income                                         109,993       89,359         248,131      178,477
                                                                 -----------  -----------     -----------  -----------
                    Total noninterest income                         366,419      492,616         806,957      910,377
                                                                 -----------  -----------     -----------  -----------
Noninterest expense:
    Salaries and employee benefits                                   933,753      654,002       1,815,185    1,299,428
    Occupancy and equipment expense                                  306,176      192,394         578,724      356,451
    Legal and professional fees                                       43,553       11,922          81,497       29,616
    Postage, printing and supplies                                   101,207       53,785         202,817      128,234
    Amortization of intangible assets                                 99,322       68,698         198,659      137,397
    Other noninterest expense                                        371,771      261,896         704,171      488,891
                                                                 -----------  -----------     -----------  -----------
                    Total noninterest expense                      1,855,782    1,242,697       3,581,053    2,440,017
                                                                 -----------  -----------     -----------  -----------
                    Income before applicable income taxes            391,321      688,109       1,223,850    1,493,732
Applicable income taxes                                              132,371      172,772         376,729      398,854
                                                                 -----------  -----------     -----------  -----------
                    Net income                                       258,950      515,337         847,121    1,094,878
                                                                 -----------  -----------     -----------  -----------

Other comprehensive income (loss), before tax:
    Net unrealized gains (losses) on available-for-sale
      securities                                                  (1,293,445)     (62,568)     (1,747,489)      56,815
    Reclassification adjustment for gains included in
      net income                                                        -        (173,426)        (29,978)    (308,354)
                                                                 -----------  -----------     -----------  -----------
                    Other comprehensive income (loss),
                      before tax                                  (1,293,445)    (235,994)     (1,777,467)    (251,539)
Income tax related to items of other comprehensive
                      income (loss)                                 (439,771)     (80,243)       (604,339)     (85,523)
                                                                 -----------  -----------     -----------  -----------
                    Other comprehensive income (loss),
                      net of tax                                    (853,674)    (155,751)     (1,173,128)    (166,016)
                                                                 -----------  -----------     -----------  -----------
                    Total comprehensive income (loss)            $  (594,724) $   359,586     $  (326,007) $   928,862
                                                                 ===========  ===========     ===========  ===========

Net income per common share:
    Average common shares outstanding                                247,458      186,498         248,251      186,498
                                                                 ===========  ===========     ===========  ===========

    Net income per common share                                  $      1.05  $      2.76     $      3.41  $      5.87
                                                                 ===========  ===========     ===========  ===========


See accompanying notes to interim condensed consolidated financial statements.

             CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

        Interim Condensed Consolidated Statements of Stockholders' Equity

                     Six months ended June 30, 1999 and 1998

                                   (unaudited)


                                                                                                               Total
                                                                                             Accumulated       stock-
                                           Common                  Retained     Treasury    other compre-      holders'
                                           stock      Surplus      earnings      stock      hensive income     equity
                                         ----------  ----------  ------------  ----------   --------------  ------------
Balance at December 31, 1997             $ 200,000   $  270,464  $ 19,758,353  $ (321,088)   $   525,906    $  20,433,635

Net income                                    -           -         1,094,878        -              -           1,094,878

Cash dividends paid - $1.45 per share         -           -          (270,422)       -              -            (270,422)

Unrealized gains (losses)
     on available-for-sale securities,
     net of related tax effect                -           -             -            -          (166,016)        (166,016)
                                         ---------   ----------  ------------  ----------    -----------    -------------

Balance at June 30, 1998                 $ 200,000   $  270,464  $ 20,582,809  $ (321,088)   $   359,890    $  21,092,075
                                         =========   ==========  ============  ==========    ===========    =============

Balance at December 31, 1998             $ 262,710   $6,165,204  $ 21,150,744  $ (321,088)   $   496,553    $  27,754,123

Net income                                    -           -           847,121        -              -             847,121

Cash dividends paid - $1.50 per share         -           -          (371,187)       -              -            (371,187)

Purchase of 1,750 shares for treasury         -           -             -        (192,500)          -            (192,500)

Unrealized gains (losses)
     on available-for-sale securities,
     net of related tax effect                -           -             -            -        (1,173,128)      (1,173,128)
                                         ---------   ----------  ------------  ----------    -----------    -------------

Balance at June 30, 1999                 $ 262,710   $6,165,204  $ 21,626,678  $ (513,588)   $  (676,575)   $  26,864,429
                                         =========   ==========  ============  ==========    ===========    =============


See accompanying notes to interim condensed consolidated financial statements.

             CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

             Interim Condensed Consolidated Statements of Cash Flows

                     Six months ended June 30, 1999 and 1998

                                   (unaudited)


                                                                                            1999          1998
                                                                                            ----          ----
Cash flows from operating activities:
    Net income                                                                         $    847,121     1,094,878
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                                     649,897       329,003
          Provision for possible loan losses                                                330,000       210,000
          Decrease in accrued interest receivable                                           171,629        73,937
          Net gains on security sales and calls                                             (29,978)     (308,854)
          Increase (decrease) in accrued interest payable                                   (93,332)       63,181
          Other operating activities, net                                                  (198,665)      377,756
                                                                                       ------------   -----------
                   Net cash provided by operating activities                              1,676,672     1,839,901
                                                                                       ------------   -----------
Cash flows from investing activities:
    Proceeds from calls and maturities of and principal payments on debt securities:
          Available-for-sale                                                             10,574,217    13,231,645
          Held-to-maturity                                                                2,578,497     2,978,262
    Proceeds from sale of securities                                                           -          709,312
    Purchases of debt and equity securities:
       Available-for-sale                                                               (21,961,925)  (13,831,001)
       Held-to-maturity                                                                        -            -
    Net increase in loans                                                                (3,128,848)   (6,782,214)
    Purchases of bank premises and equipment, net                                          (384,015)      (61,091)
                                                                                       ------------  ------------
                   Net cash used in investing activities                                (12,322,074)   (3,755,087)
                                                                                       ------------  ------------
Cash flows from financing activities:
    Net increase (decrease) in deposits                                                  (3,875,359)    6,774,372
    Net increase (decrease) in short-term borrowings                                        786,580    (3,178,984)
    Proceeds from note payable                                                              415,000         -
    Cash dividends paid                                                                    (371,187)     (270,422)
    Purchase of treasury stock                                                             (192,500)        -
                                                                                       ------------  ------------
                   Net cash provided by (used in) financing activities                   (3,237,466)    3,324,966
                                                                                       ------------  ------------
                   Net increase (decrease) in cash and cash equivalents                 (13,882,868)    1,409,780
Cash and cash equivalents at beginning of year                                           26,383,086    13,232,829
                                                                                       ------------  ------------
Cash and cash equivalents at end of year                                               $ 12,500,218    14,642,609
                                                                                       ============  ============

Supplemental information - cash paid for:
    Interest                                                                           $  4,947,921     3,913,841
    Income taxes                                                                            433,000       204,500
                                                                                       ============  ============


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

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions outlined in Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

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

The fair value of the consolidated net assets acquired from Lincoln Trail at January 24, 1997 were as follows:


         Cash and due from banks                                        $    983,388
         Federal funds sold                                                7,638,000
         Investment securities                                             3,477,228
         Loans, net                                                       21,659,223
         Premises and equipment                                            1,055,763
         Other assets                                                        560,849
                                                                        ------------
                      Total assets                                        35,374,451
                                                                        ------------
         Deposits                                                         33,920,247
         Other liabilities                                                   456,627
                                                                        ------------
                      Total liabilities                                   34,376,874
                                                                        ------------
                      Net assets acquired                                    997,577
         Cost of acquisition                                               3,045,984
                                                                        ------------
         Excess of cost over fair value of net assets acquired          $  2,048,407
                                                                        ============


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

The fair value of the consolidated net assets acquired from Shipman at October 1, 1998 were as follows:


         Cash and due from banks                                        $  5,644,590
         Federal funds sold                                                3,979,000
         Investment securities                                             5,223,185
         Loans, net                                                       31,567,601
         Premises and equipment                                              963,630
         Other assets                                                      1,969,711
                                                                        ------------
                      Total assets                                        49,347,717
                                                                        ------------
         Deposits                                                         41,463,171
         Other liabilities                                                 2,863,882
                                                                        ------------
                      Total liabilities                                   44,327,053
                                                                        ------------
                      Net assets acquired                                  5,020,664
         Cost of acquisition                                               6,245,376
                                                                        ------------
         Excess of cost over fair value of net assets acquired          $  1,224,712
                                                                        ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Carlinville National Bank Shares, Inc. (the "Company") provides a full range of financial services throughout Macoupin, Montgomery, Christian, and Sangamon counties in central Illinois. The following discussion more fully explains the changes in financial condition and results of operations for the first six months of 1999 compared to the first six months of 1998, and for the second quarter of 1999 compared to the second quarter of 1998. Such information is provided on a consolidated basis for the Company, its three wholly-owned banking subsidiaries (Carlinville National Bank, Palmer Bank, and Citizens State Bank, referred to collectively as the "Banks"), and its wholly-owned nonbanking subsidiary, Carlinville Tax Service, Inc.

NET INCOME

     The Company had net income of $847,121 for the six months ended June 30, 1999, compared with $1,094,878 for the six months ended June 30, 1998, representing a decrease of $247,757 (22.63%). Net income per common share for the first six months of 1999 was $3.41 per share, a decrease of $2.46 (41.91%) over $5.87 per share for the first six months of 1998.

     The Company had net income of $258,950 for the three months ended June 30, 1999, which represented a decrease of $256,387 (49.75%) from the $515,337 earned for the three months ended June 30, 1998. Net income per common share was $1.05 per share for the second quarter of 1999, compared with $2.76 per share for the second quarter of 1998. The primary reason for the decreases in 1999 was the increase in the provision for loan losses recorded during the second quarter of 1999, and security sale gains recorded during the first two quarters of 1998.

NET INTEREST INCOME

The Company's net interest income increased by $1,094,574 (33.85%) to $4,327,946 for the first six months of 1999 from the $3,233,372 recorded for the first six months of 1998. The net interest margin for the two periods was comparable, with a net interest margin of 3.66% achieved for the first six months of 1999, and 3.64% achieved for the first six months of 1998. The Company's net interest income for the second quarter of 1999 increased $547,494 (33.83%) to $2,165,684 from the $1,618,190 earned for the second quarter of 1998. The net interest margins for the second quarters of 1999 and 1998 were 3.65% and 3.57%, respectively.

The primary reason for the significant increase in the Company's net interest margin during the first six months of 1999 is the acquisition of Shipman Bancorp, Inc. ("Shipman") and its wholly-owned subsidiary Citizens State Bank ("Citizens Bank"). This acquisition was completed on October 1, 1998, and the Company's results of operations include the consolidated operations of Shipman and Citizens Bank since the acquisition date. On October 1, 1998, Citizens Bank had total interest earning assets of $41,413,212, and total interest-bearing liabilities of $39,423,417.

     As reflected in the tables below, average earning assets for the first six months of 1999 increased by $58,509,359 (31.02%) to $247,139,598, from the $188,630,239 of average earning assets for the first six months of 1998. The percentage of average earning assets comprised of loans, which is the Company's highest earning asset, increased to 62.13% for the first six months of 1999, from 61.29% for the first six months of 1998.

     Average earning assets for the second quarter of 1999 increased $55,630,830 (29.04%) to $247,167,521 from the $191,536,691 of average earning assets for the second quarter of 1998. The percentage of average earning assets comprised of loans increased to 62.16% for the second quarter of 1999, from 61.51% for the second quarter of 1998.

     The increase in loans in 1999 resulted primarily from the Shipman acquisition, and also from the Company's ability to make larger commercial loans to individuals and small businesses in its market area, with the increased lending limit available to a larger banking organization resulting from the Company's recent acquisitions. Additionally, loan growth occurred from new banking relationships with customers moving their business out of the larger non-locally-owned consolidated banking institutions in the Company's market area.

     Average taxable investment securities for the first six months of 1999 increased $17,780,797 (37.08%) to $65,737,159 from the average taxable investment securities for the first six months of 1998 of $47,956,362. At October 1, 1998, the fair value of the Shipman investment portfolio added to the Company's consolidated investment portfolio was $5,223,185. The remaining growth in the taxable investment portfolio resulted from an influx of new deposits and the reinvestment of excess Federal funds.

     Average taxable investment securities for the second quarter of 1999 increased $20,120,940 (42.48%) to $67,485,868 from the average taxable investment securities for the second quarter of 1998 of $47,364,928. The average yield on such investments also declined in the second quarter of 1999, as compared with the second quarter of 1998, dropping 25 basis points to 5.77%, reflecting the interest rate environment prevalent in the current bond market. The combination of increased volume and decreased rate on taxable investment securities for the comparable second quarter periods resulted in an increase in interest income of $260,646.

The Company's level of Federal funds sold is directly attributable to the level of securities sold under repurchase agreements maintained with certain customers of the Carlinville National Bank (the "Carlinville Bank"). These customers invest on a short-term basis, generally overnight, in securities sold under repurchase agreements by the Carlinville Bank, thus providing a return on their excess funds. These funds are invested by the Carlinville Bank in Federal funds sold to match the maturities of the repurchase agreements, with the Carlinville Bank generally earning approximately 50 basis points on each transaction. As the excess funds of these customers fluctuate, so too has the Company's overall level of Federal funds sold. This general relationship has been modified in recent quarters with the acquisitions of a branch facility in Hillsboro in 1996 (which added approximately $24.4 million of deposits), Palmer Bank in 1997, and Shipman in 1998, as well as the influx in new deposits discussed below. Such activities have provided significantly more liquidity for the Company, as has the lack of more attractive investment options in the currently volatile bond market.

     Following is a summary of the average balances and weighted average interest rates earned or paid on Federal funds sold and securities sold under repurchase agreements for the first six months of 1999 and 1998:


                                                             First Six Months
                                         ------------------------------------------------------
                                                    1999                         1998
                                         --------------------------   -------------------------
                                            Average       Average        Average      Average
                                            Balance        Rate          Balance        Rate
                                           ---------      ------        --------       ------
   Federal funds sold                    $ 14,108,438      4.66%      $ 12,956,437      5.47%
   Securities sold under
     repurchase agreements                  6,836,939      4.38%         7,966,972      4.98%
                                         ============      ====       ============      ====


     Company management believes this cash management service will continue at a consistent level, and the levels of additional Federal funds (over and above the level of securities sold under repurchase agreements) will eventually be invested in higher yielding loans and investment securities.

The Company experienced a decrease in its cost of funds for the first six months of 1999, as compared with the first six months of 1998. The average cost of funds was 4.56% for the first six months of 1999, and 4.88% for the first six months of 1998. Average interest-bearing deposits for the first six months of 1999 increased $49,587,373 (31.83%) to $205,398,197 from the level of $155,810,824 for the first six months of 1998. Average interest-bearing deposits for the second quarter of 1999 increased $47,643,039 (30.12%) to $205,819,211 from the level of $158,176,172 for the second quarter of 1998. Total interest-bearing deposits of Shipman added to the Company's consolidated deposit base at October 1, 1998 were $37,564,417.

The remaining growth in deposits has resulted from depositors moving from financial institutions which have been sold or are in process of being sold to larger, non-locally based financial institutions, as customers are seeking more personal service than that offered by the larger banking institutions. The wave of large bank mergers occurring in the Company's market area during the past several years has provided the Company the opportunity to expand its deposit base, as many banking customers have found the level of personal service at the larger non-locally-owned consolidated banks diminished, and have sought banking relationships with community banks such as the Company's subsidiary banks. This influx of deposits has occurred even as the Company has reduced the rates paid on deposits. The Company's increased liquidity has allowed for the reduction of interest rates paid on deposits during the first six months of 1999, as well as serving to slow the recently growing percentage of deposits comprised of higher rate certificates of deposits. This percentage had been increasing significantly during the past two years; however, as indicated in the following table, this percentage has actually decreased for the first six months and second quarter of 1999, when compared with the corresponding periods of 1998. Following is an analysis of the change in average deposit composition for the first six months of 1999 and 1998, and the second quarters of 1999 and 1998:


                                                      As a Percentage of Average Deposits
                                                               First Six Months
                                                      -----------------------------------
                                                         1999                    1998
                                                        ------                  ------
   Noninterest-bearing deposits                           9.86%                   9.63%
   Interest-bearing transaction accounts                 15.17                   14.58
   Savings accounts                                      13.30                   12.79
   Certificates of deposit:
     $100,000 and over                                    8.73                   10.27
     Under $100,000                                      52.94                   52.73
                                                       -------                 -------
                                                        100.00%                 100.00%
                                                       =======                 =======


                                                                Second Quarters
                                                      -----------------------------------
                                                          1999                    1998
                                                        ------                  ------
   Noninterest-bearing deposits                           9.69%                   9.60%
   Interest-bearing transaction accounts                 15.18                   14.39
   Savings accounts                                      13.65                   12.77
   Certificates of deposit:
     $100,000 and over                                    8.44                   10.56
     Under $100,000                                      53.04                   52.68
                                                       -------                 -------
                                                        100.00%                 100.00%
                                                       =======                 =======


     In addition to the interest paid on securities sold under repurchase agreements, the Company also incurred interest on other short-term borrowings of $30,218 and $15,194 for the first six months of 1999 and 1998, respectively, and $18,368 and $7,270 for the second quarters of 1999 and 1998, respectively. These borrowings consist of borrowings under the Federal Reserve Bank's treasury, tax and loan note option and a short-term line of credit used by the Company to fund holding company operations. Additionally, during the first six months of 1997, the Company borrowed $1,750,000 from an unaffiliated financial institution for approximately three months to temporarily assist in funding the Palmer Bank acquisition. This short-term borrowing was repaid from dividends paid by the Carlinville Bank to the Company in April, 1997.

     Long-term borrowings consist of borrowings by Citizens Bank from the Federal Home Loan Bank in Chicago, which are matched against certain long-term mortgage loans financed by Citizens Bank for its own portfolio. Interest expense of $40,495 and $20,364 was incurred on such borrowings during the first six months and second quarter of 1999, respectively.

     The following tables show the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and stockholders' equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on each category of interest-bearing liabilities for each of the periods reported.


                                                                First Six Months of 1999
                                               ----------------------------------------------------------
                                                                   Percent       Interest        Average
                                                  Average          of Total       Income/         Yield/
                                                  Balance           Assets        Expense         Rate
                                                 --------          --------      --------        -------
ASSETS
Earning assets:
   Loans (1) (2) (3)                           $ 153,538,998         57.40%    $ 6,619,086         8.69%
   Investment securities, at amortized cost:
     Taxable                                      65,737,159         24.57       1,885,954         5.79
     Nontaxable (3)                               13,398,095          5.01         498,905         7.51
   Interest-earning deposits in other
    financial institutions                           356,908          0.13          14,025         7.92
   Federal funds sold                             14,108,438          5.28         326,151         4.66
                                               -------------      --------      ----------
       Total earning assets                      247,139,598         92.39       9,344,121         7.62
                                               -------------      --------      ----------         ====

Nonearning assets:
   Cash and due from banks                         6,725,655          2.51
   Reserve for possible loan losses               (1,524,625)        (0.57)
   Premises and equipment                          3,866,507          1.45
   Available-for-sale investment
     market valuation                                311,826          0.12
   Other assets                                   10,979,016          4.10
                                               -------------      --------
       Total nonearning assets                    20,358,379          7.61
                                               -------------      --------
         Total assets                          $ 267,497,977        100.00%
                                               =============      ========

LIABILITIES
Interest-bearing liabilities:
   Interest-bearing transaction accounts       $  34,552,317         12.92%        404,606         2.36%
   Savings                                        30,317,580         11.33         464,498         3.09
   Time deposits of $100,000 or more              19,899,452          7.44         517,719         5.25
   Other time deposits                           120,628,848         45.10       3,248,477         5.43
   Securities sold under repurchase
     agreements                                    6,836,939          2.56         148,576         4.38
   Other short-term borrowings                     1,053,023          0.39          30,218         5.79
   Long-term borrowings                            1,252,000          0.46          40,495         6.52
                                               -------------      --------      ----------
       Total interest-bearing liabilities        214,540,159         80.20       4,854,589         4.56
                                                                                ----------         ====
Noninterest-bearing deposits                      22,472,685          8.40
Other liabilities                                  2,811,947          1.05
                                               -------------      --------
         Total liabilities                       239,824,791         89.65
SHAREHOLDERS' EQUITY                              27,673,186         10.35
                                               -------------      --------
   Total liabilities and shareholders' equity  $ 267,497,977        100.00%
                                               =============      ========
   Net interest income/net yield
     on earning assets                                                         $ 4,489,532         3.66%
                                                                               ===========         ====


                                                                     (Continued)


                                                                First Six Months of 1998
                                               ----------------------------------------------------------
                                                                   Percent       Interest        Average
                                                  Average          of Total       Income/         Yield/
                                                  Balance           Assets        Expense         Rate
                                                 --------          --------      --------        -------
ASSETS
Earning assets:
   Loans (1) (2) (3)                           $ 115,608,864         56.78%    $ 5,095,997         8.89%
   Investment securities, at amortized cost:
     Taxable                                      47,956,362         23.55       1,443,265         6.07
     Nontaxable (3)                               12,108,576          5.95         489,750         8.16
   Federal funds sold                             12,956,437          6.36         351,192         5.47
                                               -------------      --------     -----------
       Total earning assets                      188,630,239         92.64       7,380,204         7.89
                                               -------------      --------     -----------         ====

Nonearning assets:
   Cash and due from banks                         4,958,055          2.44
   Reserve for possible loan losses               (1,045,284)        (0.51)
   Premises and equipment                          2,373,451          1.17
   Available-for-sale investment
     market valuation                                733,974          0.36
   Other assets                                    7,964,438          3.90
                                               -------------      --------
       Total nonearning assets                    14,984,634          7.36
                                               -------------      --------
         Total assets                          $ 203,614,873        100.00%
                                               =============      ========

LIABILITIES
Interest-bearing liabilities:
   Interest-bearing transaction accounts       $  25,146,410         12.35%        328,744         2.64%
   Savings                                        22,056,317         10.83         357,026         3.26
   Time deposits of $100,000 or more              17,701,531          8.69         492,547         5.61
   Other time deposits                            90,906,566         44.65       2,586,831         5.74
   Securities sold under repurchase
     agreements                                    7,966,972          3.91         196,680         4.98
   Other short-term borrowings                       549,924          0.28          15,194         5.57
                                               -------------      --------     -----------
       Total interest-bearing liabilities        164,327,720         80.71       3,977,022         4.88
                                                                               ------------        ====
Noninterest-bearing deposits                      16,602,187          8.15
Other liabilities                                  1,687,460          0.83
                                               -------------      --------
         Total liabilities                       182,617,367         89.69
SHAREHOLDERS' EQUITY                              20,997,506         10.31
                                               -------------      --------
   Total liabilities and shareholders' equity  $ 203,614,873        100.00%
                                               =============      ========
   Net interest income/net yield
     on earning assets                                                         $ 3,403,182         3.64%
                                                                               ===========         ====


                                                                    (Continued)


                                                                  Second Quarter of 1999
                                               ----------------------------------------------------------
                                                                   Percent       Interest        Average
                                                  Average          of Total       Income/         Yield/
                                                  Balance           Assets        Expense         Rate
                                                 --------          --------      --------        -------
ASSETS
Earning assets:
   Loans (1) (2) (3)                           $ 153,632,351         57.50%    $ 3,300,090         8.62%
   Investment securities, at amortized cost:
     Taxable                                      67,485,868         25.26         971,040         5.77
     Nontaxable (3)                               13,871,131          5.19         258,314         7.47
   Interest-earning deposits in other
    financial institutions                           138,997          0.05           2,410         6.95
   Federal funds sold                             12,039,174          4.51         148,303         4.94
                                               -------------      --------     -----------
       Total earning assets                      247,167,521         92.51       4,680,157         7.59
                                               -------------      --------     -----------         ====

Nonearning assets:
   Cash and due from banks                         6,644,579          2.49
   Reserve for possible loan losses               (1,441,694)        (0.54)
   Premises and equipment                          3,887,640          1.46
   Available-for-sale investment
     market valuation                                105,697          0.04
   Other assets                                   10,823,355          4.04
                                               -------------      --------
       Total nonearning assets                    20,019,577          7.49
                                               -------------      --------
         Total assets                          $ 267,187,098        100.00%
                                               =============      ========

LIABILITIES
Interest-bearing liabilities:
   Interest-bearing transaction accounts       $  34,612,102         12.95%        205,993         2.39%
   Savings                                        31,097,683         11.64         243,486         3.14
   Time deposits of $100,000 or more              19,224,803          7.20         248,797         5.19
   Other time deposits                           120,884,623         45.24       1,621,351         5.38
   Securities sold under repurchase
     agreements                                    6,548,595          2.45          69,693         4.27
   Other short-term borrowings                     1,130,813          0.42          18,368         6.52
   Long-term borrowings                            1,252,000          0.47          20,364         6.52
                                               -------------      --------     -----------
       Total interest-bearing liabilities        214,750,619         80.37       2,428,052         4.53
                                                                               -----------         ====
Noninterest-bearing deposits                      22,085,170          8.27
Other liabilities                                  2,665,329          1.00
                                               -------------      --------
         Total liabilities                       239,501,118         89.64
SHAREHOLDERS' EQUITY                              27,685,980         10.36
                                               -------------      --------
   Total liabilities and shareholders' equity  $ 267,187,098        100.00%
                                               =============      ========
   Net interest income/net yield
     on earning assets                                                         $ 2,252,105         3.65%
                                                                               ===========         ====


                                                                   (Continued)


                                                                  Second Quarter of 1998
                                               ----------------------------------------------------------
                                                                   Percent       Interest        Average
                                                  Average          of Total       Income/         Yield/
                                                  Balance           Assets        Expense         Rate
                                                 --------          --------      --------        -------
ASSETS
Earning assets:
   Loans (1) (2) (3)                           $ 117,807,366         57.12%    $ 2,590,280         8.82%
   Investment securities, at amortized cost:
     Taxable                                      47,364,928         22.97         710,394         6.02
     Nontaxable (3)                               12,169,254          5.90         245,747         8.10
   Federal funds sold                             14,195,143          6.88         198,089         5.60
                                               -------------      --------     -----------
       Total earning assets                      191,536,691         92.87       3,744,510         7.84
                                               -------------      --------     -----------         ====

Nonearning assets:
   Cash and due from banks                         4,891,998          2.37
   Reserve for possible loan losses                 (982,096)        (0.48)
   Premises and equipment                          2,348,140          1.14
   Available-for-sale investment
     market valuation                                636,400          0.31
   Other assets                                    7,814,755          3.79
                                               -------------      --------
       Total nonearning assets                    14,709,197          7.13
                                               -------------      --------
         Total assets                          $ 206,245,888        100.00%
                                               =============      ========

LIABILITIES
Interest-bearing liabilities:
   Interest-bearing transaction accounts       $  25,183,069         12.21%        160,162         2.55%
   Savings                                        22,350,759         10.84         184,395         3.31
   Time deposits of $100,000 or more              18,460,106          8.95         260,666         5.66
   Other time deposits                            92,182,238         44.70       1,329,383         5.78
   Securities sold under repurchase
     agreements                                    7,770,376          3.77          95,827         4.95
   Other short-term borrowings                       514,435          0.24           7,270         5.67
                                               -------------      --------      ----------
       Total interest-bearing liabilities        166,460,983         80.71       2,037,703         4.91
                                                                                ----------         ====
Noninterest-bearing deposits                      16,792,492          8.14
Other liabilities                                  1,886,934          0.92
                                               -------------      --------
         Total liabilities                       185,140,409         89.77
SHAREHOLDERS' EQUITY                              21,105,479         10.23
                                               -------------      --------
   Total liabilities and shareholders' equity  $ 206,245,888        100.00%
                                               =============      ========
   Net interest income/net yield
     on earning assets                                                         $ 1,706,807         3.57%
                                                                               ===========         ====


---------------------

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


                                                               FIRST SIX MONTH PERIODS
                                    ---------------------------------------------------------------------------------
                                                             Amount of Increase (Decrease)
                                    ---------------------------------------------------------------------------------
                                             Change From 1998                             Change From 1997
                                              to 1999 Due to                               to 1998 Due to
                                    -------------------------------------       -------------------------------------
                                     Volume        Yield/                        Volume        Yield/
                                       (1)         Rate (2)        Total            (1)        Rate (2)        Total
                                    --------       --------        ------       ---------     ---------        ------
INTEREST INCOME:
Loans                             $ 1,639,954    $ (116,865)    $ 1,523,089     $ 641,020     $  30,193     $  671,213
                                  -----------    ----------     -----------     ---------     ---------     ----------
Investment securities:
   Taxable                            512,146       (69,457)        442,689      (186,229)        -           (186,229)
   Nontaxable                          49,894       (40,739)          9,155       (15,389)      (23,865)       (39,254)
                                  -----------    ----------     -----------     ---------     ---------     ----------
       Total interest securities      562,040      (110,196)        451,844      (201,618)      (23,865)      (225,483)
                                  -----------    ----------     -----------     ---------     ---------     ----------

Interest-earning deposits in
  financial institutions               14,025          -             14,025          -             -              -
Federal funds sold                     29,655       (54,696)        (25,041)       18,584        19,374         37,958
                                  -----------    ----------     -----------     ---------     ---------     ----------
       Total interest income        2,245,674      (281,757)      1,963,917       457,986        25,702        483,688
                                  -----------    ----------     -----------     ---------     ---------     ----------

INTEREST EXPENSE:
Interest bearing transaction
   accounts                           113,508       (37,646)         75,862        (3,587)       (2,752)        (6,339)
Savings                               126,981       (19,509)        107,472        22,394        19,332         41,726
Time deposits of $100,000
   or more                             58,263       (33,091)         25,172       135,521        15,873        151,394
Other time deposits                   807,719      (146,073)        661,646        97,746       132,092        229,838
                                  -----------    ----------     -----------     ---------     ---------     ----------
       Total deposits               1,106,471      (236,319)        870,152       252,074       164,545        416,619
Securities sold under
   repurchase agreements              (26,010)      (22,094)        (48,104)      (20,563)       14,631         (5,932)
Other short-term borrowings            14,402           622          15,024       (37,241)        4,815        (32,426)
Long-term borrowings                   40,495          -             40,495          -             -              -
                                  -----------    ----------     -----------     ---------     ---------     ----------
   Total interest expense           1,135,358      (257,791)        877,567       194,270       183,991        378,261
                                  -----------    ----------     -----------     ---------     ---------     ----------

Net interest income               $ 1,110,316    $  (23,966)    $ 1,086,350     $ 263,716     $(158,289)    $  105,427
                                  ===========    ===========    ===========     =========     =========     ==========


                                                                  (Continued)


                                                                SECOND QUARTER PERIODS
                                    ---------------------------------------------------------------------------------
                                                             Amount of Increase (Decrease)
                                    ---------------------------------------------------------------------------------
                                             Change From 1998                             Change From 1997
                                              to 1999 Due to                               to 1998 Due to
                                    -------------------------------------       -------------------------------------
                                     Volume        Yield/                        Volume        Yield/
                                       (1)         Rate (2)        Total            (1)        Rate (2)        Total
                                    --------       --------        ------       ---------     ---------        ------
INTEREST INCOME:
Loans                             $   769,886    $  (60,076)    $   709,810     $ 276,296     $ (42,781)    $  233,515
                                  -----------    ----------     -----------     ---------     ---------     ----------
Investment securities:
   Taxable                            291,221       (30,575)        260,646       (92,043)      (42,646)      (134,689)
   Nontaxable                          32,642       (20,075)         12,567        (2,010)      (20,160)       (22,170)
                                  -----------    ----------     -----------     ---------     ---------     ----------
       Total interest securities      323,863       (50,650)        273,213       (94,053)      (62,806)      (156,859)
                                  -----------    ----------     -----------     ---------     ---------     ----------

Interest-earning deposits in
  financial institutions                2,410          -              2,410          -             -              -
Federal funds sold                    (28,033)      (21,753)        (49,786)       38,647        28,261         66,908
                                  -----------    ----------     -----------     ---------     ---------     ----------
       Total interest income        1,068,126      (132,479)        935,647       220,890       (77,326)       143,564
                                  -----------    ----------     -----------     ---------     ---------     ----------

INTEREST EXPENSE:
Interest bearing transaction
   accounts                            56,461       (10,630)         45,831          (748)      (16,336)       (17,084)
Savings                                68,984        (9,893)         59,091         8,189        14,855         23,044
Time deposits of $100,000
   or more                             10,448       (22,317)        (11,869)       75,207        10,315         85,522
Other time deposits                   389,301       (97,333)        291,968        34,788        69,672        104,460
                                  -----------    ----------     -----------     ---------     ---------     ----------
       Total deposits                 525,194      (140,173)        385,021       117,436        78,506        195,942
Securities sold under
   repurchase agreements              (13,948)      (12,186)        (26,134)       (8,443)       (2,283)       (10,726)
Other short-term borrowings             9,864         1,234          11,098        (8,815)       (1,528)       (10,343)
Long-term borrowings                   20,364          -             20,364          -             -              -
                                  -----------    ----------     -----------     ---------     ---------     ----------
       Total interest expense         541,474      (151,125)        390,349       100,178        74,695        174,873
                                  -----------    ----------     -----------     ---------     ---------     ----------

Net interest income               $   526,652    $   18,646     $   545,298     $ 120,712     $(152,021)    $  (31,309)
                                  ===========    ==========     ===========     =========     =========     ==========


--------------------------------

(1)  Change in volume multiplied by yield/rate of prior year.
(2)  Change in yield/rate multiplied by volume of prior year.

NOTE: The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR POSSIBLE LOAN LOSSES

     A significant determinant of the Company's operating results is the level of loan losses and the provision for possible loan losses charged to operations. During the first six months of 1999, the Company recorded a provision for possible loan losses of $330,000, with $285,000 of this amount recorded in the second quarter of 1999. The Company recorded a provision of $210,000 and $180,000 during the first six months and second quarter of 1998, respectively. Following is a summary of the activity in the Company's reserve for possible loan losses for the first six months of 1999 and 1998, and the second quarters of 1999 and 1998:


                                                   First Six Months                    Second Quarter
                                              -----------------------            -----------------------
                                                1999           1998                1999           1998
                                              --------       --------            --------       --------
Balance at beginning of period              $  1,641,212   $  1,098,038       $  1,493,474    $  1,056,181
Provision for possible loan losses
   charged to operations                         330,000        210,000            285,000         180,000
Charge-offs during period                       (705,812)      (457,494)          (493,365)       (361,634)
Recoveries during period                          60,413         64,826             40,704          40,823
                                            ------------   ------------       ------------    ------------
Balance at end of period                    $  1,325,813   $    915,370       $  1,325,813    $    915,370
                                            ============   ============       ============    ============


     In determining an adequate balance in the reserve for possible loan losses, management places its emphasis as follows: evaluation of the loan portfolio with regard to potential future exposure on loans to specific customers and industries, including a formal internal loan review function; re-evaluation of each nonperforming loan or loan classified by supervisory authorities; and an overall review of the remaining portfolio in light of past loan loss experience. Any problems or loss exposure estimated in these categories, after considering the underlying collateral values securing such loans, was provided for in the total current period reserve.

     During the first six months of 1999, the Company incurred $705,812 of loan charge-offs, with $154,701 at the Carlinville Bank, $208,163 at Citizens Bank, and $342,948 at Palmer Bank. The charge-offs at the Carlinville Bank and Citizens Bank were comprised of previously identified problem loans for which collection efforts have largely been exhausted. At Palmer Bank, the Company continues to experience problems with loans that had been made prior to the Company's acquisition of the Bank in 1997. Company management continues to monitor the problem loans at Palmer Bank and believes that an adequate reserve for possible loan losses has been established to cover all known and expected losses in that Bank's portfolio, based on the composition of the portfolio and the collateral values available. When the Company acquired Palmer Bank on January 24, 1997 the Bank was undercapitalized, due primarily to a significant level of problem loans in the Palmer Bank portfolio made prior to the Company's acquisition. Prior to the acquisition, Palmer Bank increased its reserve for possible loan losses to $1,183,535 or 5.18% of the net outstanding loans in the portfolio on the acquisition date. In the ensuing months, as Company and Palmer Bank management began to work through these problem loans, $968,372 of charge-offs were recorded at Palmer Bank, with $115,275 of recoveries received, for the year ended December 31, 1997. The level of nonaccrual loans at Palmer Bank at December 31, 1997 was $545,949, compared with $1,494,585 on the acquisition date. Nonaccrual loans at Palmer Bank at June 30, 1999 and 1998 were $787,000 and $283,000, respectively.

     The reserve for possible loan losses at June 30, 1999 was 0.85% of net outstanding loans. Nonperforming loans totaled approximately $2,276,000 at June 30, 1999, resulting in a reserve coverage of nonperforming loans of 58.25%. Total nonperforming loans at December 31, 1998 totaled $1,772,786, with a reserve coverage on that date of 92.58%. Company management believes the reserve for possible loan losses allocated for such loans is adequate when the underlying collateral values on such credits are considered.

     The Company had no loans to any foreign countries at June 30, 1999, nor did it have any concentration of loans to any industry, other than the agricultural industry on June 30, 1999. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts. Additionally, the Company had no other interest-earning assets which were considered to be risk element assets at June 30, 1999.

     At June 30, 1999, the Company had loans outstanding to the agricultural sector of approximately $49,562,000, which comprised 31.88% of the Company's total loan portfolio. Additionally, the Company's direct financing leases involve agricultural equipment which is being leased to local farmers. The Company's agricultural credits are concentrated in Macoupin, Montgomery, Christian and Sangamon counties in central Illinois, and are generally fully-secured with either growing crops, farmland, livestock, and/or machinery and equipment. Additionally, the Company's lending personnel work with their agricultural borrowers to monitor cash flow capabilities.

NONINTEREST INCOME

     Total noninterest income for the first six months of 1999 decreased $103,420 (11.36%) to $806,957 from the $910,377 recorded for the first six months of 1998. Total noninterest income for the second quarter of 1999 decreased $126,197 (25.62%) to $366,419 from the $492,616 recorded for the second quarter of 1998. The decreases in noninterest income in the first six months and second quarter of 1999 were primarily the result of security sales occurring during the first and second quarter of 1998. Net security gains totaled $308,854 and $173,426 for the first six months and second quarter of 1998, respectively. During the first six months of 1999, the Company did not sell any securities, and recorded gains on securities with early calls of $29,978. During the first quarter of 1998, the Company recorded gains on securities with early calls of $1,000, and $134,428 on the partial sale of a mutual fund investment. In late 1995 and throughout 1996, the Company invested a total of $1,000,000 in a mutual fund comprised of regional bank stocks. With the banking consolidation and strong market performance by regional banks occurring during the past few years, this fund appreciated significantly. By year-end 1996, the fund had appreciated to $1,215,719. By June 1997, the fund had appreciated further to $1,446,915, and shortly thereafter, the Company sold a portion of the fund to invest $450,000 in a similar fund, recording a gain of $170,483 in the process. During the first quarter of 1998, the Company sold $330,000 of the fund investment and injected the proceeds into Palmer Bank to increase its capital, recording a $134,428 gain on the sale. In the second quarter of 1998, the Company sold an additional $375,000 of the funds, again injecting the proceeds into Palmer Bank to increase its capital, recording a gain of $169,614. The regional bank stock mutual fund investments are included in the Company's available-for-sale securities and, at June 30, 1999, had a fair value and amortized cost of $1,184,271 and $862,055, respectively.

     Excluding the effects of security sale and call gains, the Company's total noninterest income actually increased $175,456 and $47,229 in the first six months and second quarter of 1999, respectively, as compared with the corresponding periods of 1998. The primary reason for this increase was the acquisition of Shipman on October 1, 1998. This acquisition was accounted for as a purchase and thus, the operations of Shipman have been included in 1999 operations, but are excluded from the consolidated income statement for the first six months of 1998. Total noninterest income for Shipman for the first six months and second quarter of 1999 includes the following components:


                                                     First Six                   Second
                                                     Months of                   Quarter
                                                       1999                       1999
                                                   -----------                 ---------
         Service charge on deposits                $   73,895                 $   39,117
         Mortgage banking revenue                      53,719                     17,249
         Other noninterest income                      60,014                     21,328
                                                   ----------                 ----------
                                                   $  187,628                 $   77,694
                                                   ==========                 ==========


NONINTEREST EXPENSE

     Noninterest expense for the first six months of 1999 increased $1,141,036 (46.76%) to $3,581,053 from the $2,440,017 recorded for the first six months of 1998. Noninterest expense for the second quarter of 1999 increased $613,085 (49.34%) to $1,855,782 from the $1,242,697 recorded for the second quarter of 1998. Of these increases in noninterest expenses, $732,646 for the first six months of 1999 and $360,244 for the second quarter of 1999 were attributable to Shipman, which had the following noninterest expense components for these periods:


                                                     First Six                   Second
                                                     Months of                   Quarter
                                                       1999                       1999
                                                   -----------                 ---------
         Salaries and employee benefits            $  355,860                    179,201
         Occupancy and equipment expense               99,625                     51,029
         Legal and professional fees                    6,932                      5,058
         Postage, printing and supplies                31,111                     13,849
         Amortization of intangible assets             61,261                     30,623
         Other noninterest expense                    177,857                     80,484
                                                   ----------                 ----------
                                                   $  732,646                    360,244
                                                   ==========                 ==========


     Excluding Shipman's noninterest expenses, the Company's noninterest expenses for the first six months and second quarter of 1999 increased $408,390 and $252,841, respectively, when compared with the corresponding periods of 1998. Salaries and employee benefits increased $159,897 and $100,550 during the first six months and second quarter of 1999, respectively, over the expenses incurred in the corresponding periods for 1998, due primarily to normal merit increases. Occupancy and equipment expenses increased $122,648 and $62,753 during the first six months and second quarter of 1999, respectively, over the expenses incurred in the corresponding periods for 1998, due to the increased equipment purchased in 1998 to convert all of the Banks to a new in-house computer system. Legal and professional fees increased $44,949 and $26,573 during the first six months and second quarter of 1999, respectively, over the expenses incurred in the corresponding periods of 1998, due to costs incurred in consolidating the activities of the Company's acquisitions.

INCOME TAXES

     Applicable income taxes for the first six months of 1999 decreased $22,125 (5.55%) to $376,729 from the $398,854 recorded for the first six months of 1998. The effective tax rates for the first six months of 1999 and 1998 were 30.78% and 26.70%, respectively. Applicable income taxes for the second quarter of 1999 decreased $40,401 (23.38%) to $132,371 from the $172,772 recorded for the second quarter of 1998. The effective tax rates for the second quarters of 1999 and 1998 were 33.83% and 25.11%, respectively. The changes in the levels of effective tax rates related primarily to the level of state tax-exempt U.S. agency securities on hand and the interest earned on the securities for the particular periods.

FINANCIAL CONDITION

     The Company's total assets decreased $3,845,847 (1.45%) to $262,209,432 at June 30, 1999, from $266,055,279 at December 31, 1998. This decrease was due primarily to a reduction of noninterest-bearing deposits of $4,242,733.

     Total deposits decreased $3,875,359 (1.69%) to $226,050,577 at June 30,
1999 from $229,925,936 at December 31, 1998. Total deposits at December 31, 1998 included a high level of public funds (particularly from Macoupin County), and an increased deposit level resulting from the timing of social security deposits. These social security deposits are normally paid on the third day of each month; however, when the third day is a nonbusiness day (as was January 3, 1999), the payments revert back to the previous business day, which in this case was December 31, 1998.

     Short-term borrowings increased $1,201,580 (26.71%) to $5,700,997 at June 30, 1999 from $4,499,417 at December 31, 1998. These balances tend to have significant fluctuations depending upon the cash levels of the customers which use the cash management facilities of the Carlinville Bank through the purchase of securities under repurchase agreements. The level of Federal funds sold generally tracks with the level of securities sold under repurchase agreements; however, Federal funds sold actually decreased $8,312,000 (51.96%) at June 30, 1999 to $7,685,000 from $15,997,000 at
December 31, 1998. Federal funds sold levels were inflated at December 31, 1998 by the increased level of deposits resulting from the timing of social security deposits. Additionally, excess Federal funds were used to fund loan growth and additional investment security purchases.

     Investment securities increased $6,976,516 (9.43%) to $80,962,743 at June 30, 1999 from $73,986,227 at December 31, 1998. Proceeds from maturities and calls of and principal payments on debt securities were $13,152,714 for the first six months of 1999, while new investments purchased in the first six months of 1999 totaled $21,961,925. The total fair value of the Company's investment portfolio at June 30, 1999 was approximately $80,732,000, or 98.45% of the portfolio's book value on that date. The market valuation of the Company's investment securities portfolio at December 31, 1998 was 100.5% of the portfolio's book value. The Company experienced a decline in the fair value of its available-for-sale securities during the first six months and second quarter of 1999, as the market valuations for such securities during these periods declined $1,747,467 and $1,293,445, respectively, resulting from a shift in the volatile bond market. The majority of this market decline occurred near the end of the second quarter with speculation as to the Federal Reserve's expected increase in interest rates (which occurred on June 30, 1999). This decline also affects accumulated other comprehensive income, as the net decline in market valuation of available-for-sale securities is included, net of related tax, in accumulated other comprehensive income within the Company's stockholders' equity.

     Total loans increased $2,288,418 (1.49%) to $155,468,487 at June 30,
1999 from $153,180,069 at December 31, 1998. Given the Company's concentration of agricultural loans, the level of agricultural production loans generally increases throughout the year, until crops and livestock are sold late in the year.

     The Company's capitalization remained at a strong level at June 30, 1999. Total capital was $26,864,429 or 10.25% of total assets at June 30, 1999, as compared with 10.43% at December 31, 1998. The reduction in the percentage of capital to total assets resulted primarily from the reduction in accumulated other comprehensive income due to the decline in the valuation of available-for-sale investment securities.

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

     As of June 30, 1999, the Company and each of its banking subsidiaries were in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with risk-based capital guidelines. The Company's Tier 1, Total Capital and Leverage Ratios were 13.27%, 14.14% and 8.73%, respectively, at June 30, 1999.

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


                                                                Minimum Capital Ratios
                                               ------------------------------------------------------
                                                   Total                Tier 1
                                                Risk-Based            Risk-Based            Leverage
                                                  Ratio                 Ratio                Ratio
                                               ------------          ------------          ----------
     Well capitalized                              10%                    6%                    5%
     Adequately capitalized                         8                     4                     4
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


     * A critically undercapitalized institution is defined as having a tangible equity to total assets ratio of 2% or less

     Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver of the institution. The capital category of an institution also determines in part the amount of the premiums assessed against the institution for FDIC insurance. At June 30, 1999, each of the Company's banking subsidiaries were considered "well capitalized."

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

      Liquidity is primarily provided to the Company through earning assets, including Federal funds sold and maturities and principal payments in the investment portfolio, all funded through continued deposit growth. Secondary sources of liquidity available to the Company include the sale of securities included in the available-for-sale category (with a carrying value of $70,670,538 at June 30, 1999), and borrowing capabilities through the Federal Reserve Bank's seasonal borrowing privilege of $4.1 million maintained at the Carlinville Bank. Additionally, maturing loans also provide liquidity on an ongoing basis. Accordingly, the Company believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand. The Company also maintains a short-term line of credit with an unaffiliated financial institution of $2,500,000, of which $1,685,000 was available at June 30, 1999.

      Each of the Company's banking subsidiaries controls its own asset/liability mix within the constraints of its individual policies and loan and deposit structure, with overall guidance from the Company.

      The asset/liability management process, which involves structuring the consolidated balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimizing the effect of fluctuating interest rates on net interest income. The following table reflects the Company's consolidated interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of June 30, 1999, individually and cumulatively, through various time horizons (in thousands of dollars):


                                                       Remaining Maturity if Fixed Rate;
                                              Earliest Possible Repricing Interval if Floating Rate
                                          -------------------------------------------------------------
                                             3             Over 3        Over 1
                                           months          months         year
                                             or            through       through      Over 5
                                            less          12 months      5 years       years      Total
                                         ----------       ---------      -------      -------     -----
Interest-earning assets:
   Loans                                  $  42,365    $   35,353      $  73,149     $  4,601   $ 155,468
   Investment securities                      4,193         5,576         34,214       36,980      80,963
   Other interest-earning assets              7,847          -              -            -          7,847
                                          ---------    ----------      ---------     --------   ---------
     Total interest-earnings assets       $  54,405    $   40,929      $ 107,363     $ 41,581   $ 244,278
                                          =========    ==========      =========     ========   =========
Interest-bearing liabilities:
   Savings, and interest bearing
     transaction accounts                 $  65,759    $     -         $    -        $   -      $  65,759
   Time certificates of deposit of
     $100,000 or more                         7,737         6,722          4,757        -          19,216
   All other time deposits                   23,781        56,291         40,308        -         120,380
   Nondeposit interest-bearing
     liabilities                              5,701            62            295          895       6,953
                                          ---------    ----------      ---------     --------   ---------
     Total interest-bearing
       liabilities                        $ 102,978    $   63,075      $  45,360     $    895   $ 212,308
                                          =========    ==========      =========     ========   =========
Gap by period                             $ (48,573)   $  (22,146)     $  62,003     $ 40,686   $  31,970
                                          =========    ==========      =========     ========   =========
Cumulative gap                            $ (48,573)   $  (70,719)     $  (8,716)    $ 31,970   $  31,970
                                          =========    ==========      =========     ========   =========
Ratio of interest-sensitive
   assets to interest-sensitive
   liabilities                                 0.53x         0.65x          2.37x       46.46x       1.15x
                                          =========    ==========      =========     ========   =========
Cumulative ratio of interest-
   sensitive assets to interest-
   sensitive liabilities                       0.53x         0.57x          0.96x        1.15x       1.15x
                                          =========    ==========      =========     ========   =========


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

ACCOUNTING PRONOUNCEMENTS

     Certain accounting rule changes which will or have gone into effect recently, as promulgated by the Financial Accounting Standards Board (FASB), will have an effect on the Company's financial reporting process. These accounting rule changes, issued in the form of Financial Accounting Standards
(FAS) include the following:

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

         FAS 133 was originally supposed to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, the FASB has deferred this effective date for an additional year. Company management believes the implementation of FAS 133 will not have a material impact on the Company's consolidated financial position, results of operations, or liquidity. At June 30, 1999, the only financial instruments meeting the above definition of a derivative instrument are fixed rate loan commitments and standby letters of credit. The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments, and the present credit worthiness of such counterparties. The Company believes such commitments have been made on terms which are competitive in the markets in which it operates and are relatively short-term in nature; however, no premium or discount is offered thereon and, accordingly, the Company has not assigned a value to such instruments.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 27, 1999, the annual meeting of stockholders was held. At the meeting James T. Ashworth, Judith E. Baker, Roger Capps, Shawn Davis, James H. Frank, Joel L. Russell, Nancy L. Ruyle, Fred Smith, Jr. And Richard C. Walden were elected to serve as directors with terms expiring in 2000.

There were 247,458 issued and outstanding shares of Common Stock at the time of the annual meeting.

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

                                CARLINVILLE NATIONAL BANK SHARES, INC.
                                (Registrant)



                                /s/ James T. Ashworth
                                -----------------------------------------------
                                James T. Ashworth
                                President and Principal Executive, Financial and Accounting Officer


Date:  August 13, 1999