Form 10-Q
period 1999-09-30
CARLINVILLE NATIONAL BANK SHARES INC/DE
filed 1999-11-15
CIK 753745

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

     For the transaction period from __________ to __________

                        Commission File Number: 333-57917

                     CARLINVILLE NATIONAL BANK SHARES, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                  37-1125050
----------------------------             ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
 of incorporated or organization)


                  WEST SIDE SQUARE, CARLINVILLE, ILLINOIS 62626
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (217) 854-2674
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 1999, the registrant had outstanding 247,361 shares of common stock, $1.00 par value per share.

                     CARLINVILLE NATIONAL BANK SHARES, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS


                                                                          Page
                                                                         Number
                                                                         ------
                                     PART I

Item 1.    Financial Statements (unaudited)                                   1
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                7


                                   PART II

Item 1.    Legal Proceedings                                                 29
Item 2.    Changes in Securities                                             29
Item 3.    Defaults Upon Senior Securities                                   29
Item 4.    Submission of Matters to a Vote of Security Holders               29
Item 5.    Other Information                                                 29
Item 6.    Exhibits and Reports on Form 8-K                                  29

Form 10-Q Signature Page                                                     30


                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

             CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                  Interim Condensed Consolidated Balance Sheets

                    September 30, 1999 and December 31, 1998

                                   (unaudited)

                                                                                       September 30,    December 31,
                                                                                            1999             1998
                                                                                     ---------------    -------------
ASSETS

Cash and due from banks                                                              $   7,553,251    $   9,385,889
Interest-earning deposits in other financial institutions                                   74,901        1,000,197
Federal funds sold                                                                         994,000       15,997,000
Investments in debt and equity securities:
    Available-for-sale, at fair value                                                   69,065,575       61,380,481
    Held-to-maturity, at amortized cost (approximate fair
      value of $9,276,000 and $12,965,442 at September 30, 1999
      and December 31, 1998, respectively)                                               9,325,294       12,605,746

Loans                                                                                  159,983,124      153,180,069
    Less:
      Unearned discount                                                                   (294,446)        (580,377)
      Reserve for possible loan losses                                                  (1,375,812)      (1,641,212)
                                                                                     -------------    -------------
                               Net loans                                               158,312,866      150,958,480
                                                                                       -----------      -----------
Bank premises and equipment, net                                                         3,750,284        3,782,400
Accrued interest receivable                                                              3,773,647        3,503,844
Intangible assets                                                                        4,601,695        4,860,553
Other assets                                                                             3,133,211        2,580,689
                                                                                     -------------    -------------
                                                                                     $ 260,584,724    $ 266,055,279
                                                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing deposits                                                         $  20,551,923    $  24,938,780
Interest-bearing deposits                                                              199,098,751      204,987,156
                                                                                       -----------      -----------
                               Total deposits                                          219,650,674      229,925,936
Short-term borrowings                                                                    8,520,962        4,499,417
Accrued interest payable                                                                 1,342,074        1,404,827
Long-term borrowings                                                                     2,502,000        1,252,000
Other liabilities                                                                        1,173,687        1,218,976
                                                                                     -------------    -------------
                               Total liabilities                                       233,189,397      238,301,156
                                                                                       -----------      -----------
Commitments and contingencies
Stockholders' equity:
    Common stock, $1 par value; 310,000 shares
      authorized; 262,710 shares issued                                                    262,710          262,710
    Surplus                                                                              6,165,204        6,165,204
    Retained earnings                                                                   22,521,747       21,150,744
    Accumulated other comprehensive income - unrealized
      holding gains and losses on available-for-sale
      securities, net of tax                                                            (1,030,076)         496,553
    Treasury stock at cost - 15,349 and 13,502 shares at
      September 30, 1999 and December 31, 1998, respectively                              (524,258)        (321,088)
                                                                                    --------------   --------------
                               Total stockholders' equity                               27,395,327       27,754,123
                                                                                      ------------     ------------
                                                                                     $ 260,584,724    $ 266,055,279
                                                                                       ===========      ===========

See accompanying notes to interim condensed consolidated financial statements.

             CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

  Interim Condensed Consolidated Statements of Income and Comprehensive Income

             Three and nine months ended September 30, 1999 and 1998

                                   (unaudited)

                                                                             Three Months Ended            Nine Months Ended
                                                                                September 30,                September 30,
                                                                             ------------------            -----------------
                                                                              1999         1998           1999          1998
                                                                              ----         ----           ----          ----
Interest income:
    Interest and fees on loans                                         $  3,492,021    $  2,685,585    $ 10,085,620    $  7,746,794
    Interest and dividends on debt and equity securities:
       Taxable                                                              982,841         728,699       2,868,795       2,171,964
       Exempt from Federal income taxes                                     189,578         164,118         552,384         518,846
    Interest on short-term investments                                       98,940         170,247         439,116         521,439
                                                                       ------------    ------------    ------------    ------------
                    Total interest income                                 4,763,380       3,748,649      13,945,915      10,959,043
                                                                       ------------    ------------    ------------    ------------
Interest expense:
    Interest on deposits                                                  2,301,803       1,960,437       6,937,103       5,725,585
    Interest on short-term borrowings                                       104,311          85,316         283,105         297,190
    Interest on long-term borrowings                                         22,154               -          62,649               -
                                                                       ------------    ------------    ------------    ------------
                    Total interest expense                                2,428,268       2,045,753       7,282,857       6,022,775
                                                                       ------------    ------------    ------------    ------------
                    Net interest income                                   2,335,112       1,702,896       6,663,058       4,936,268
Provision for possible loan losses                                           60,000          30,000         390,000         240,000
                                                                       ------------    ------------    ------------    ------------
                    Net interest income after provision
                      for possible loan losses                            2,275,112       1,672,896       6,273,058       4,696,268
                                                                       ------------    ------------    ------------    ------------
Noninterest income:
    Service charges on deposit accounts                                     247,720         138,498         585,778         408,510
    Income from fiduciary activities                                         59,977          40,047         161,904         124,543
    Net security sale gains                                                 186,370           3,589         216,348         311,943
    Mortgage banking revenues                                               118,936          27,714         207,799          96,252
    Other noninterest income                                                 90,844          79,917         338,975         258,394
                                                                       ------------    ------------    ------------    ------------
                    Total noninterest income                                703,847         289,765       1,510,804       1,199,642
                                                                       ------------    ------------    ------------    ------------
Noninterest expense:
    Salaries and employee benefits                                          914,254         654,650       2,729,439       1,954,078
    Occupancy and equipment expense                                         275,654         173,554         854,378         530,005
    Legal and professional fees                                              20,181          14,240         101,678          43,856
    Postage, printing and supplies                                          105,824          63,638         308,641         191,872
    Amortization of intangible assets                                       106,408          68,699         305,067         206,096
    Other noninterest expense                                               346,576         230,274       1,050,747         719,165
                                                                       ------------    ------------    ------------    ------------
                    Total noninterest expense                             1,768,897       1,205,055       5,349,950       3,645,072
                                                                       ------------    ------------    ------------    ------------
                    Income before applicable income taxes                 1,210,062         757,606       2,433,912       2,250,838
Applicable income taxes                                                     314,993         210,479         691,722         609,333
                                                                       ------------    ------------    ------------    ------------
                    Net income                                              895,069         547,127       1,742,190       1,641,505
                                                                       ------------    ------------    ------------    ------------
Other comprehensive income (loss), before tax:
    Net unrealized gains (losses) on available-for-sale securities         (349,237)        160,122      (2,096,726)        216,937
    Less reclassification adjustment for gains included in net income      (186,370)         (3,589)       (216,348)       (311,943)
                                                                       ------------    ------------    ------------    ------------
                    Other comprehensive income (loss), before tax          (535,607)        156,533      (2,313,074)        (95,006)
Income tax related to items of other comprehensive income (loss)           (182,106)         53,221        (786,445)        (32,302)
                                                                       ------------    ------------    ------------    ------------
                    Other comprehensive income (loss), net of tax          (353,501)        103,312      (1,526,629)        (62,704)
                                                                       ------------    ------------    ------------    ------------
                    Total comprehensive income                         $    541,568    $    650,439    $    215,561    $  1,578,801
                                                                       ============    ============    ============    ============
Net income per common share:
    Average common shares outstanding                                       247,416         186,498         247,969         186,498
                                                                       ============    ============    ============    ============
    Net income per common share                                        $       3.62    $       2.93    $       7.03    $       8.80
                                                                       ============    ============    ============    ============

See accompanying notes to interim condensed consolidated financial statements.

             CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

        Interim Condensed Consolidated Statements of Stockholders' Equity

                  Nine months ended September 30, 1999 and 1998

                                   (unaudited)

                                                                                                                  Total
                                                                                               Accumulated        stock-
                                             Common                 Retained     Treasury     other compre-      holders'
                                             stock     surplus      earnings      stock      hensive income       equity
                                             -----     -------      --------      -----      --------------       ------
Balance at December 31, 1997           $ 200,000   $   270,464   $ 19,758,353  $ (321,088)    $   525,906     $ 20,433,635

Net income                                     -             -      1,641,505           -               -        1,641,505

Cash dividends paid - $1.45 per share          -             -       (270,422)          -               -         (270,422)

Unrealized gains (losses)
     on available-for-sale securities,
     net of related tax effect                 -             -              -           -         (62,704)         (62,704)
                                        --------    ----------    -----------     -------     -----------    -------------

Balance at September 30, 1998          $ 200,000   $   270,464   $ 21,129,436  $ (321,088)    $   463,202     $ 21,742,014
                                         =======    ==========     ==========     =======      ==========       ==========

Balance at December 31, 1998           $ 262,710   $ 6,165,204   $ 21,150,744  $ (321,088)    $   496,553     $ 27,754,123

Net income                                     -             -      1,742,190           -               -        1,742,190

Cash dividends paid - $1.50 per share          -             -       (371,187)          -               -         (371,187)

Purchase of 1,847 shares for treasury          -             -              -    (203,170)              -         (203,170)

Unrealized gains (losses)
     on available-for-sale securities,
     net of related tax effect                -              -              -           -      (1,526,629)      (1,526,629)
                                        -------     ----------    -----------     -------       ---------      -----------

Balance at September 30, 1999          $262,710     $6,165,204    $22,521,747   $(524,258)    $(1,030,076)    $ 27,395,327
                                        =======      =========     ==========     =======       =========       ==========

See accompanying notes to interim condensed consolidated financial statements.

             CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

             Interim Condensed Consolidated Statements of Cash Flows

                  Nine months ended September 30, 1999 and 1998

                                   (unaudited)


                                                                                    1999                  1998
                                                                                    ----                  ----
Cash flows from operating activities:
    Net income                                                                  $  1,742,190         $  1,641,505
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                              979,255              490,770
          Provision for possible loan losses                                         390,000              240,000
          Increase in accrued interest receivable                                   (269,803)            (461,512)
          Net gains on security sales and calls                                     (216,348)            (311,943)
          Increase (decrease) in accrued interest payable                            (62,753)             180,310
          Other operating activities, net                                           (112,689)             382,933
                                                                                ------------         ------------
                   Net cash provided by operating activities                       2,449,852            2,162,063
                                                                                ------------         ------------
Cash flows from investing activities:
    Proceeds from calls and maturities of and principal payments on debt securities:
          Available-for-sale                                                      13,051,971           20,283,829
          Held-to-maturity                                                         3,546,272            3,976,746
    Proceeds from sale of securities                                                 590,023              712,901
    Purchases of available-for-sale debt and equity securities                   (23,673,348)         (21,836,569)
    Net increase in loans                                                         (7,728,332)          (8,401,923)
    Proceeds from sale of other real estate owned                                     10,200                    -
    Purchases of bank premises and equipment, net                                   (429,498)            (586,076)
                                                                                ------------         ------------
                   Net cash used in investing activities                         (14,632,712)          (5,851,092)
                                                                                ------------         ------------
Cash flows from financing activities:
    Net increase (decrease) in deposits                                          (10,275,262)          12,153,059
    Net increase (decrease) in short-term borrowings                               4,836,545           (4,515,164)
    Proceeds from additional draw on long-term borrowings                          1,250,000                    -
    Principal payment on note payable                                               (815,000)                   -
    Cash dividends paid                                                             (371,187)            (270,422)
    Purchase of treasury stock                                                      (203,170)                   -
                                                                                ------------         ------------
                   Net cash provided by (used in) financing activities            (5,578,074)           7,367,473
                                                                                ------------         ------------
                   Net increase (decrease) in cash and cash equivalents          (17,760,934)           3,678,444
Cash and cash equivalents at beginning of period                                  26,383,086           13,232,829
                                                                                ------------         ------------
Cash and cash equivalents at end of period                                      $  8,622,152         $ 16,911,273
                                                                                ============         ============

Supplemental information:
    Cash paid for:
       Interest                                                                 $  7,345,610         $  5,792,465
       Income taxes                                                                  715,000              544,500
    Loans made to facilitate sale of other real estate                               130,016                    -
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

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions outlined in Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

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

             CARLINVILLE NATIONAL BANK SHARES, INC. AND SUBSIDIARIES

                                   (unaudited)

The fair value of the consolidated net assets acquired from Lincoln Trail at January 24, 1997 were as follows:


         Cash and due from banks                                         $   983,388
         Federal funds sold                                                7,638,000
         Investment securities                                             3,477,228
         Loans, net                                                       21,659,223
         Premises and equipment                                            1,055,763
         Other assets                                                        560,849
                                                                         -----------
                      Total assets                                        35,374,451
                                                                         -----------
         Deposits                                                         33,920,247
         Other liabilities                                                   456,627
                                                                         -----------
                      Total liabilities                                   34,376,874
                                                                         -----------
                      Net assets acquired                                    997,577
         Cost of acquisition                                               3,045,984
                                                                         -----------
         Excess of cost over fair value of net assets acquired           $ 2,048,407
                                                                         ===========

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

The fair value of the consolidated net assets acquired from Shipman at October 1, 1998 were as follows:


         Cash and due from banks                                         $ 5,644,590
         Federal funds sold                                                3,979,000
         Investment securities                                             5,223,185
         Loans, net                                                       31,567,601
         Premises and equipment                                              963,630
         Other assets                                                      1,969,711
                                                                         -----------
                      Total assets                                        49,347,717
                                                                         -----------
         Deposits                                                         41,463,171
         Other liabilities                                                 2,863,882
                                                                         -----------
                      Total liabilities                                   44,327,053
                                                                         -----------
                      Net assets acquired                                  5,020,664
         Cost of acquisition                                               6,245,376
                                                                         -----------
         Excess of cost over fair value of net assets acquired           $ 1,224,712
                                                                         ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Carlinville National Bank Shares, Inc. (the "Company") provides a full range of financial services throughout Macoupin, Montgomery, Christian, and Sangamon counties in central Illinois. The following discussion more fully explains the changes in financial condition and results of operations for the first nine months of 1999 compared to the first nine months of 1998, and for the third quarter of 1999 compared to the third quarter of 1998. Such information is provided on a consolidated basis for the Company, its three wholly-owned banking subsidiaries (Carlinville National Bank, Palmer Bank, and Citizens State Bank, referred to collectively as the "Banks"), and its wholly-owned nonbanking subsidiary, Carlinville Tax Service, Inc.

RESULTS OF OPERATIONS

NET INCOME

     The Company had net income of $1,742,190 for the nine months ended September 30, 1999, compared with $1,641,505 for the nine months ended September 30, 1998, representing an increase of $100,685 (6.13%). Net income per common share for the first nine months of 1999 was $7.03 per share, a decrease of $1.77 (20.11%) over $8.80 per share for the first nine months of 1998. The reduction in the per share amounts for the nine month periods resulted from additional shares being outstanding in 1999.

     The Company had net income of $895,069 for the three months ended September 30, 1999, which represented an increase of $347,942 (63.59%) from the $547,127 earned for the three months ended September 30, 1998. Net income per common share was $3.62 per share for the third quarter of 1999, compared with $2.93 per share for the third quarter of 1998. The primary reason for the quarterly increase in 1999 was a security sale gain recorded during the third quarter of 1999.

NET INTEREST INCOME

     The Company's net interest income increased by $1,726,790 (34.98%) to $6,663,058 for the first nine months of 1999 from the $4,936,268 recorded for the first nine months of 1998. The net interest margin improved, with a net interest margin of 3.74% achieved for the first nine months of 1999, compared with 3.66% for the first nine months of 1998. The Company's net interest income for the third quarter of 1999 increased $632,216 (37.13%) to $2,335,112 from the $1,702,896 earned for the third quarter of 1998. The net interest margins for the second quarters of 1999 and 1998 were 3.98% and 3.71%, respectively.

     The primary reason for the significant increase in the Company's net interest margin during the first nine months of 1999 was the acquisition of Shipman Bancorp, Inc. ("Shipman") and its wholly-owned subsidiary Citizens State Bank ("Citizens Bank"). This acquisition was completed on October 1, 1998, and the Company's results of operations include the consolidated operations of Shipman and Citizens Bank since the acquisition date. On October 1, 1998, Citizens Bank had total interest earning assets of $41,413,212, and total interest-bearing liabilities of $39,423,417. Additionally, the percentage of interest-earning assets comprised of loans, which is the Company's highest earning asset, increased in the third quarter of 1999.

     As reflected in the tables below, average earning assets for the first nine months of 1999 increased by $57,116,791 (30.09%) to $246,911,137, from the
$189,794,346 of average earning assets for the first nine months of 1998. The percentage of average earning assets comprised of loans increased to 62.77% for the first nine months of 1999, from 61.56% for the first nine months of 1998.

     Average earning assets for the third quarter of 1999 increased $54,535,659 (28.41%) to $246,461,730 from the $191,926,071 of average earning assets for the third quarter of 1998. The percentage of average earning assets comprised of loans, increased to 64.04% for the third quarter of 1999, from 62.08% for the third quarter of 1998.

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

     Average taxable investment securities for the first nine months of 1999 increased $18,255,102 (37.95%) to $66,357,833 from the average taxable investment securities for the first nine months of 1998 of $48,102,731. At October 1, 1998, the fair value of the Shipman investment portfolio added to the Company's consolidated investment portfolio was $5,223,185. The remaining growth in the taxable investment portfolio resulted from an influx of new deposits and the reinvestment of excess Federal funds.

     Average taxable investment securities for the third quarter of 1999 increased $19,240,256 (39.80%) to $67,579,009 from the average taxable investment securities for the third quarter of 1998 of $48,338,753. The average yield on such investments declined in the third quarter of 1999, as compared with the third quarter of 1998, dropping 28 basis points to 5.77%, reflecting the interest rate environment prevalent in the current bond market. The combination of increased volume and decreased rate on taxable investment securities for the comparable third quarter periods resulted in an increase in interest income of $254,142.

     The Company's level of Federal funds sold is directly attributable to the level of securities sold under repurchase agreements maintained with certain customers of Carlinville National Bank (the "Carlinville Bank"). These customers invest on a short-term basis, generally overnight, in securities sold under repurchase agreements by the Carlinville Bank, thus providing a return on their excess funds. These funds are invested by the Carlinville Bank in Federal funds sold to match the maturities of the repurchase agreements, with the Carlinville Bank generally earning approximately 50 basis points on each transaction. As the excess funds of these customers fluctuate, so too has the Company's overall level of Federal funds sold. This general relationship has been modified in recent quarters with the acquisitions of a branch facility in Hillsboro in 1996 (which added approximately $24.4 million of deposits), Palmer Bank in 1997, and Shipman in 1998, as well as the influx in new deposits discussed below. Such activities have provided significantly more liquidity for the Company, as has the lack of more attractive investment options in the currently volatile bond market.

     Following is a summary of the average balances and weighted average interest rates earned or paid on Federal funds sold and securities sold under repurchase agreements for the first nine months of 1999 and 1998:


                                                                   FIRST NINE MONTHS
                                            --------------------------------------------------------------
                                                         1999                              1998
                                            ------------------------------   -----------------------------
                                                AVERAGE           AVERAGE        AVERAGE         AVERAGE
                                                BALANCE            RATE          BALANCE           RATE
                                                -------           -------        -------         -------
   Federal funds sold                       $ 11,367,559          4.89%      $ 12,800,773          5.47%
   Securities sold under
     repurchase agreements                     7,133,729          4.44%         7,379,484          5.01%
                                            ============          ====       ============          ====

     Company management believes this cash management service will continue at a consistent level, and the levels of additional Federal funds (over and above the level of securities sold under repurchase agreements) will eventually be invested in higher yielding loans and investment securities, as such opportunities occur.

     The Company experienced a decrease in its cost of funds for the first nine months of 1999, as compared with the first nine months of 1998. The average cost of funds was 4.54% for the first nine months of 1999, and 4.89% for the first nine months of 1998. Average interest-bearing deposits for the first nine months of 1999 increased $47,561,255 (30.23%) to $204,917,525 from the level of
$157,356,270 for the first nine months of 1998. Average interest-bearing deposits for the third quarter of 1999 increased $43,576,863 (27.17%) to $203,971,851 from the level of $160,394,988 for the third quarter of 1998. Total interest-bearing deposits of Shipman added to the Company's consolidated deposit base at October 1, 1998 were $37,564,417.

     The remaining growth in deposits has resulted from depositors moving from financial institutions which have been sold to larger, non-locally based financial institutions, as customers are seeking more personal service than that offered by the larger banking institutions. The wave of large bank mergers which has occurred in the Company's market area during the past several years has provided the Company the opportunity to expand its deposit base, as many banking customers have found the level of personal service at the larger non-locally-owned consolidated banks diminished, and have sought banking relationships with community banks such as the Company's subsidiary banks. This influx of deposits has occurred even as the Company has reduced the rates paid on deposits. The Company's increased liquidity has allowed for the reduction of interest rates paid on deposits during the first nine months of 1999, as well as serving to slow the recently growing percentage of deposits comprised of higher rate certificates of deposits. This percentage had been increasing significantly during the past two years; however, as indicated in the following table, this percentage has actually decreased for the first nine months and third quarter of 1999, when compared with the corresponding periods of 1998. Following is an analysis of the change in average deposit composition for the first nine months of 1999 and 1998, and the third quarters of 1999 and 1998:

                                                                 AS A PERCENTAGE OF AVERAGE DEPOSITS
                                                                          FIRST NINE MONTHS
                                                                 -----------------------------------
                                                                     1999                    1998
                                                                     ----                    ----
   Noninterest-bearing deposits                                      9.76%                   9.60%
   Interest-bearing transaction accounts                            15.15                   14.64
   Savings accounts                                                 13.35                   12.67
   Certificates of deposit:
     $100,000 and over                                               8.88                   10.65
     Under $100,000                                                 52.86                   52.44
                                                                   ------                  ------
                                                                   100.00%                 100.00%
                                                                   ======                  ======


                                                                           THIRD QUARTERS
                                                                 -----------------------------------
                                                                     1999                    1998
                                                                     ----                    ----
   Noninterest-bearing deposits                                      9.55%                   9.56%
   Interest-bearing transaction accounts                            15.13                   14.73
   Savings accounts                                                 13.45                   12.43
   Certificates of deposit:
     $100,000 and over                                               9.18                   11.38
     Under $100,000                                                 52.69                   51.90
                                                                   ------                  ------
                                                                   100.00%                 100.00%
                                                                   ======                  ======

     In addition to the interest paid on securities sold under repurchase agreements, the Company also incurred interest on other short-term borrowings of $46,314 and $21,735 for the first nine months of 1999 and 1998, respectively, and $16,096 and $6,541 for the second quarters of 1999 and 1998, respectively. These borrowings consisted of borrowings under the Federal Reserve Bank's treasury, tax and loan note option and a short-term line of credit used by the Company to fund holding company operations. The short-term line of credit was paid off in the third quarter of 1999.

     Long-term borrowings consist of borrowings by Citizens Bank from the Federal Home Loan Bank in Chicago, which are matched against certain long-term mortgage loans financed by Citizens Bank for its own portfolio. Interest expense of $62,649 and $22,154 was incurred on such borrowings during the first nine months and third quarter of 1999, respectively.

     The following tables show the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and stockholders' equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on each category of interest-bearing liabilities for each of the periods reported.



                                                                     First Nine Months of 1999
                                                    -----------------------------------------------------
                                                                    Percent       Interest        Average
                                                    Average        of Total        Income/        Yield/
                                                    Balance         Assets         Expense         Rate
                                                    -------        --------       --------        -------
ASSETS
S>
Earning assets:
   Loans (1) (2) (3)                           $ 154,984,145         58.10%   $ 10,124,202         8.73%
   Investment securities, at amortized cost:
     Taxable                                      66,357,833         24.87       2,868,795         5.78
     Nontaxable (3)                               13,583,018          5.09         760,617         7.49
   Interest-bearing deposits in banks                618,582          0.23          23,087         4.99
   Federal funds sold                             11,367,559          4.26         416,029         4.89
                                                 -----------         -----      ----------
       Total earning assets                      246,911,137         92.55      14,192,730         7.69
                                                 -----------         -----      ----------         ----
                                                                                                   ----

Nonearning assets:
   Cash and due from banks                         6,731,849          2.52
   Reserve for possible loan losses               (1,456,794)        (0.55)
   Premises and equipment                          3,851,945          1.44
   Available-for-sale investment
     market valuation                               (161,172)        (0.06)
   Other assets                                   10,908,235          4.10
                                                 -----------        -------
       Total nonearning assets                    19,874,063          7.45
                                                 -----------        -------
         Total assets                          $ 266,785,200        100.00%
                                               =============        =======

LIABILITIES
Interest-bearing liabilities:
   Interest-bearing transaction accounts       $  34,406,301         12.91%        612,148         2.38%
   Savings                                        30,317,796         11.36         704,684         3.11
   Time deposits of $100,000 or more              20,172,939          7.56         788,314         5.22
   Other time deposits                           120,020,489         44.99       4,831,957         5.38
   Securities sold under repurchase
     agreements                                    7,133,729          2.67         236,791         4.44
   Other short-term borrowings                       936,158          0.35          46,314         6.61
   Long-term borrowings                            1,425,993          0.53          62,649         5.87
                                                 -----------        -------       ---------
       Total interest-bearing liabilities        214,413,405         80.37        7,282,857        4.54
Noninterest-bearing deposits                      22,149,911          8.30        ---------        ----
Other liabilities                                  2,634,443          0.99                         ----
                                                 -----------        ------
         Total liabilities                       239,197,759         89.66
SHAREHOLDERS' EQUITY                              27,587,441         10.34
                                                 -----------        ------
   Total liabilities and shareholders' equity  $ 266,785,200        100.00%
   Net interest income/net yield               =============        =======
     on earning assets                                                         $  6,909,873         3.74%
                                                                               ============        ======


                                                                                              (Continued)





                                                                     First Nine Months of 1998
                                                    -----------------------------------------------------
                                                                    Percent       Interest        Average
                                                    Average        of Total        Income/        Yield/
                                                    Balance         Assets         Expense         Rate
                                                    -------        --------       --------        -------
ASSETS
Earning assets:
   Loans (1) (2) (3)                           $ 116,837,878         57.02%    $ 7,792,824         8.95%
   Investment securities, at amortized cost:
     Taxable                                      48,102,731         23.47       2,171,964         6.06
     Nontaxable (3)                               12,052,964          5.88         713,150         7.94
   Federal funds sold                             12,800,773          6.25         521,439         5.47
                                                 -----------         -----      ----------
       Total earning assets                      189,794,346         92.62      11,199,377         7.92
                                                 -----------         -----      ----------         ----
                                                                                                   ----

Nonearning assets:
   Cash and due from banks                         5,030,211          2.45
   Reserve for possible loan losses               (1,000,827)        (0.49)
   Premises and equipment                          2,420,302          1.18
   Available-for-sale investment
     market valuation                                653,387          0.32
   Other assets                                    8,014,931          3.92
                                                 -----------         -----
       Total nonearning assets                    15,118,004          7.38
                                                 -----------         -----
         Total assets                          $ 204,912,350        100.00%
                                               =============        =======

LIABILITIES
Interest-bearing liabilities:
   Interest-bearing transaction accounts       $  25,476,230         12.43%        495,655         2.61%
   Savings                                        22,049,403         10.76         541,993         3.30
   Time deposits of $100,000 or more              18,539,638          9.05         804,481         5.82
   Other time deposits                            91,290,999         44.55       3,883,456         5.71
   Securities sold under repurchase
     agreements                                    7,379,484          3.60         275,455         5.01
   Other short-term borrowings                       530,975          0.26          21,735         5.49
                                                 -----------        -------      ----------
       Total interest-bearing liabilities        165,266,729         80.65       6,022,775         4.89
                                                                                 ----------        -----
Noninterest-bearing deposits                      16,715,978          8.16                         -----
Other liabilities                                  1,699,678          0.83
                                                 -----------        -------
         Total liabilities                       183,682,385         89.64
SHAREHOLDERS' EQUITY                              21,229,965         10.36
                                                 -----------        -------
   Total liabilities and shareholders' equity  $ 204,912,350        100.00%
                                               =============        =======
   Net interest income/net yield
     on earning assets                                                         $ 5,176,602         3.66%
                                                                               ===========        ======



                                                                     Third Quarter of 1999
                                                    -----------------------------------------------------
                                                                    Percent       Interest        Average
                                                    Average        of Total        Income/        Yield/
                                                    Balance         Assets         Expense         Rate
                                                   --------        --------       --------        -------
ASSETS
Earning assets:
   Loans (1) (2) (3)                           $ 157,827,316         59.41%     $3,552,601         8.93%
   Investment securities, at amortized cost:
     Taxable                                      67,579,009         25.43         982,841         5.77
     Nontaxable (3)                               13,946,830          5.25         265,039         7.54
   Interest-bearing deposits in banks                533,412          0.20           9,062         6.74
   Federal funds sold                              6,575,163          2.47          89,878         5.42
                                                 -----------         -----       ---------
       Total earning assets                      246,461,730         92.76       4,899,421         7.89
                                                 -----------         -----       ---------         ----
                                                                                                   ----

Nonearning assets:
   Cash and due from banks                         6,744,034          2.54
   Reserve for possible loan losses               (1,323,345)        (0.50)
   Premises and equipment                          3,823,830          1.44
   Available-for-sale investment
     market valuation                             (1,011,586)        (0.38)
   Other assets                                   11,012,706          4.14
                                                 -----------         -----
       Total nonearning assets                    19,245,639          7.24
                                                 -----------         -----
         Total assets                          $ 265,707,369        100.00%
                                               =============        =======

LIABILITIES
Interest-bearing liabilities:
   Interest-bearing transaction accounts       $  34,119,034         12.84%        207,542         2.41%
   Savings                                        30,318,223         11.41         240,186         3.14
   Time deposits of $100,000 or more              20,710,999          7.79         270,595         5.18
   Other time deposits                           118,823,595         44.72       1,583,480         5.29
   Securities sold under repurchase
     agreements                                    7,717,632          2.90          88,215         4.53
   Other short-term borrowings                       868,073          0.33          16,096         7.36
   Long-term borrowings                            1,768,304          0.67          22,154         4.97
                                                 -----------         -----       ---------
       Total interest-bearing liabilities        214,325,860         80.66       2,428,268         4.49
                                                                                 ---------         ----
                                                                                                   ----
Noninterest-bearing deposits                      21,523,750          8.10
Other liabilities                                  2,300,460          0.87
                                                 -----------         -----
         Total liabilities                       238,150,070         89.63
SHAREHOLDERS' EQUITY                              27,557,299         10.37
                                                 -----------         -----
   Total liabilities and shareholders' equity  $ 265,707,369        100.00%
   Net interest income/net yield               =============        =======
     on earning assets                                                          $2,471,153         3.98%
                                                                                ==========        ======

                                                                                             (Continued)




                                                             Third Quarter of 1998
                                                    -----------------------------------------------------
                                                                    Percent       Interest        Average
                                                    Average        of Total        Income/        Yield/
                                                    Balance         Assets         Expense         Rate
                                                    -------        --------       --------        -------
ASSETS
Earning assets:
   Loans (1) (2) (3)                           $ 119,149,244         57.52%     $2,696,847         9.08%
   Investment securities, at amortized cost:
     Taxable                                      48,338,753         23.33         728,699         6.05
     Nontaxable (3)                               11,943,552          5.77         223,379         7.50
   Federal funds sold                             12,494,522          6.03         170,247         5.47
                                                 -----------         -----       ---------
       Total earning assets                      191,926,071         92.65       3,819,172         7.98
                                                 -----------         -----       ---------         -----
                                                                                                   -----

Nonearning assets:
   Cash and due from banks                         5,129,133          2.48
   Reserve for possible loan losses                 (913,362)        (0.44)
   Premises and equipment                          2,512,756          1.21
   Available-for-sale investment
     market valuation                                494,788          0.24
   Other assets                                    8,007,228          3.86
                                                 -----------         -----
       Total nonearning assets                    15,230,543          7.35
                                                 -----------        -------
         Total assets                          $ 207,156,614        100.00%
                                               =============        =======

LIABILITIES
Interest-bearing liabilities:
   Interest-bearing transaction accounts       $  26,125,115         12.61%        166,911         2.56%
   Savings                                        22,035,801         10.64         184,967         3.37
   Time deposits of $100,000 or more              20,188,521          9.75         291,934         5.80
   Other time deposits                            92,045,551         44.43       1,316,625         5.74
   Securities sold under repurchase
     agreements                                    6,223,666          3.00          78,775         5.08
   Other short-term borrowings                       493,694          0.24           6,541         5.31
                                                 -----------        ------       ---------
       Total interest-bearing liabilities        167,112,348         80.67       2,045,753         4.91
                                                 ===========        ======       =========         ====

Noninterest-bearing deposits                      16,949,629          8.18
Other liabilities                                  1,737,574          0.84
                                                 -----------        ------
         Total liabilities                       185,799,551         89.69
SHAREHOLDERS' EQUITY                              21,357,063         10.31
                                                 -----------        ------
   Total liabilities and shareholders' equity  $ 207,156,614        100.00%
                                                 ===========        =======

   Net interest income/net yield
     on earning assets                                                          $1,773,419         3.71%
                                                                                ==========         =====
-------------------------------------
(1)  Interest includes loan fees.

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

                                                                    FIRST NINE MONTH PERIODS
                                      -----------------------------------------------------------------------------
                                                                  AMOUNT OF INCREASE (DECREASE)
                                      -----------------------------------------------------------------------------
                                                  CHANGE FROM 1998                           CHANGE FROM 1997
                                                   TO 1999 DUE TO                             TO 1998 DUE TO
                                      ---------------------------------------    ----------------------------------
                                          Volume       Yield/                     Volume        Yield/
                                            (1)       Rate (2)      Total           (1)        Rate (2)     Total
                                        ---------    --------       -----        ---------     --------     -----
INTEREST INCOME:
Loans                                 $ 2,525,727    $(194,349)   $ 2,331,378    $ 965,418   $   30,670   $ 996,088
                                        ---------      -------      ---------      -------      -------     -------
Investment securities:
   Taxable                                800,810     (103,979)       696,831     (266,049)       4,044    (262,005)
   Nontaxable                              88,908      (41,441)        47,467      (32,239)     (54,538)    (86,777)
                                        ---------      -------      ---------     --------      -------    --------
       Total interest securities          889,718     (145,420)       744,298     (298,288)     (50,494)   (348,782)
                                        ---------      -------        -------      -------      -------     -------

Interest-bearing deposits in banks         23,087          -           23,087        -            -            -
Federal funds sold                        (54,139)     (51,271)      (105,410)      90,244       16,177     106,421
                                        ---------      -------      ---------      -------      -------     -------
       Total interest income            3,384,393     (391,040)     2,993,353      757,374       (3,647)    753,727
                                        ---------      -------      ---------      -------      -------     -------

INTEREST EXPENSE:
Interest bearing transaction
   accounts                               163,133      (46,640)       116,493        7,152      (15,338)     (8,186)
Savings                                   195,364      (32,673)       162,691       39,943       34,703      74,646
Time deposits of $100,000
   or more                                 69,225      (85,392)       (16,167)     228,266       25,809     254,075
Other time deposits                     1,182,072     (233,571)       948,501      185,880       78,439     264,319
                                        ---------      -------      ---------      -------      -------     -------
       Total deposits                   1,609,794     (398,276)     1,211,518      461,241      123,613     584,854
Securities sold under
   repurchase agreements                   (8,755)     (29,909)       (38,664)     (41,194)      14,613     (26,581)
Other short-term borrowings                19,394        5,185         24,579      (26,357)      (7,805)    (34,162)
Long-term borrowings                       62,649         -            62,649        -              -          -
                                        ---------      -------      ---------      -------      -------    --------
   Total interest expense               1,683,082     (423,000)     1,260,082      393,690      130,421     524,111
                                        ---------      -------      ---------      -------      -------     -------

Net interest income                   $ 1,701,311    $  31,960    $ 1,733,271    $ 363,684   $ (134,068)  $ 229,616
                                        =========     ========      =========      =======      =======     =======

                                                                    (Continued)

                                                                    THIRD QUARTER PERIODS
                                      -----------------------------------------------------------------------------
                                                                  AMOUNT OF INCREASE (DECREASE)
                                      -----------------------------------------------------------------------------
                                                  CHANGE FROM 1998                           CHANGE FROM 1997
                                                   TO 1999 DUE TO                             TO 1998 DUE TO
                                      ---------------------------------------    ----------------------------------
                                          Volume       Yield/                     Volume        Yield/
                                            (1)       Rate (2)        Total         (1)        Rate (2)      Total
                                        ---------    --------         -----      ---------     --------      -----
INTEREST INCOME:
Loans                                   $ 900,047    $ (44,293)     $ 855,754    $ 319,643    $   5,246   $ 324,889
                                        ---------      -------      ---------      -------      -------     -------
Investment securities:
   Taxable                                288,793      (34,651)       254,142      (79,859)       4,083     (75,776)
   Nontaxable                              40,376        1,284         41,660      (19,319)     (28,219)    (47,538)
                                        ---------      -------      ---------      -------      -------    --------
       Total interest securities        1,159,430      (79,181)     1,080,249      292,720      (22,682)    270,038
                                        ---------      -------        -------      -------      -------     -------

Interest-bearing deposits in banks          9,062         -             9,062        -              -          -
Federal funds sold                        (78,848)      (1,521)       (80,369)      72,255       (3,792)     68,463
                                        ---------      -------      ---------      -------      -------     -------
       Total interest income            3,384,393     (391,040)     2,993,353      757,374       (3,647)    753,727
                                        ---------      -------      ---------      -------      -------     -------

INTEREST EXPENSE:
Interest bearing transaction
   accounts                                50,681      (10,050)        40,631       10,724      (12,571)     (1,847)
Savings                                    68,356      (13,137)        55,219       17,911       15,009      32,920
Time deposits of $100,000
   or more                                  8,140      (29,479)       (21,339)      81,219        1,462      82,681
Other time deposits                       374,689     (107,834)       266,855       52,279        2,202      54,481
                                        ---------      -------      ---------      -------      -------     -------
       Total deposits                     501,866     (160,500)       341,366      162,133        6,102     168,235
Securities sold under
   repurchase agreements                   18,398       (8,958)         9,440      (20,068)        (581)    (20,649)
Other short-term borrowings                 6,332        3,223          9,555       (1,923)         187      (1,736)
Long-term borrowings                       22,154         -            22,154        -              -          -
                                        ---------      -------      ---------      -------      -------     -------
   Total interest expense                 548,750     (166,235)       382,515      140,142        5,708     145,850
                                        ---------      -------      ---------      -------      -------     -------

Net interest income                    $  610,680    $  87,054      $ 697,734    $ 152,578    $ (28,390)  $ 124,188
                                        =========     ========      =========      =======      =======     =======

------------------------------------------------

(1)  Change in volume multiplied by yield/rate of prior year.
(2)  Change in yield/rate multiplied by volume of prior year.

NOTE: The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR POSSIBLE LOAN LOSSES

     A significant determinant of the Company's operating results is the level of loan losses and the provision for possible loan losses charged to operations. During the first nine months of 1999, the Company recorded a provision for possible loan losses of $390,000, with $60,000 of this amount recorded in the third quarter of 1999. The Company recorded a provision of $240,000 and $30,000 during the first nine months and third quarter of 1998, respectively. Following is a summary of the activity in the Company's reserve for possible loan losses for the first nine months of 1999 and 1998, and the third quarters of 1999 and 1998:

                                                   FIRST NINE MONTHS                    THIRD QUARTER
                                            ----------------------------      ---------------------------
                                                 1999           1998                1999           1998
                                                 ----           ----                ----           ----
Balance at beginning of period               $ 1,641,212    $ 1,098,038        $ 1,325,813     $ 915,370
Provision for possible loan losses
   charged to operations                         390,000        240,000             60,000        30,000
Charge-offs during period                       (859,297)      (507,798)          (153,485)      (50,304)
Recoveries during period                         203,897         81,108            143,484        16,282
                                              ----------    -----------         ----------       --------
Balance at end of period                     $ 1,375,812    $   911,348        $ 1,375,812     $ 911,348
                                               =========     ==========          =========       =======

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

     During the first nine months of 1999, the Company incurred $859,297 of loan charge-offs, with $178,368 at the Carlinville Bank, $248,033 at Citizens Bank, and $432,896 at Palmer Bank. The charge-offs at the Carlinville Bank and Citizens Bank were comprised of previously identified problem loans for which collection efforts have largely been exhausted. At Palmer Bank, the Company continues to experience problems with loans that had been made prior to the Company's acquisition of the Bank in 1997. Company management continues to monitor the problem loans at Palmer Bank and believes that an adequate reserve for possible loan losses has been established to cover all known and expected losses in that Bank's portfolio, based on the composition of the portfolio and the collateral values available. When the Company acquired Palmer Bank on January 24, 1997, the Bank was undercapitalized, due primarily to a significant level of problem loans in the Palmer Bank portfolio made prior to the Company's acquisition. Prior to the acquisition, Palmer Bank increased its reserve for possible loan losses to $1,183,535 or 5.18% of the net outstanding loans in the portfolio on the acquisition date. In the ensuing months, as the Company and Palmer Bank management began to work through these problem loans, $968,372 of charge-offs were recorded at Palmer Bank, with $115,275 of recoveries received, for the year ended December 31, 1997. The level of nonaccrual loans at Palmer Bank at December 31, 1997 was $545,949, compared with $1,494,585 on the acquisition date. However, nonaccrual loans at Palmer Bank at September 30, 1999 have increased to $2,423,000.

     The reserve for possible loan losses at September 30, 1999 was 0.86% of net outstanding loans. Nonperforming loans totaled approximately $4,154,000 at September 30, 1999, resulting in a reserve coverage of nonperforming loans of 33.12%. Total nonperforming loans at December 31, 1998 totaled $1,772,786, with a reserve coverage on that date of 92.58%. Company management believes the reserve for possible loan losses allocated for such loans is adequate when the underlying collateral values on such credits are considered.

     The Company had no loans to any foreign countries at September 30, 1999, nor did it have any concentration of loans to any industry, other than the agricultural industry on September 30, 1999. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts. Additionally, the Company had no other interest-earning assets which were considered to be risk element assets at September 30, 1999.

     At September 30, 1999, the Company had loans outstanding to the agricultural sector of approximately $50,600,000, which comprised 31.63% of the Company's total loan portfolio. Additionally, the Company's direct financing leases involve agricultural equipment which is being leased to local farmers. The Company's agricultural credits are concentrated in Macoupin, Montgomery, Christian and Sangamon counties in central Illinois, and are generally fully-secured with either growing crops, farmland, livestock, and/or machinery and equipment. Additionally, the Company's lending personnel work with their agricultural borrowers to monitor cash flow capabilities. While the currently-depressed market for agricultural products has caused several of the Company's agricultural borrowers to experience tighter cash flows, Company management does not expect that such conditions will result in significantly increased charge-offs in the near future.

NONINTEREST INCOME
------------------

     Total noninterest income for the first nine months of 1999 increased $311,162 (25.94%) to $1,510,804 from the $1,199,642 recorded for the first nine months of 1998. Total noninterest income for the third quarter of 1999 increased $414,082 (142.90%) to $703,847 from the $289,765 recorded for the third quarter of 1998. Excluding the effects of security sale and call gains, the Company's total noninterest income increased $406,757 and $231,301 in the first nine months and third quarter of 1999, respectively, as compared with the corresponding periods of 1998. The primary reason for this increase was the acquisition of Shipman on October 1, 1998. This acquisition was accounted for as a purchase and thus, the operations of Shipman have been included in 1999 operations, but are excluded from the consolidated income statement for the first nine months of 1998. Total noninterest income for Shipman for the first nine months and third quarter of 1999 includes the following components:

                                                              First Nine                 Third
                                                              Months of                 Quarter
                                                                1999                     1999
                                                             -----------              ---------
                  Service charge on deposits                 $  112,596               $  38,701
                  Mortgage banking revenue                       87,265                  33,546
                  Other noninterest income                       93,406                  33,392
                                                               --------                --------
                                                             $  293,267               $ 105,639
                                                                =======                 =======

     Net security gains totaled $216,348 and $186,370 for the first nine months and third quarter of 1999, respectively, compared with $311,943 and $3,589, respectively, for the corresponding periods in 1998. Included in these net security gains for the nine months ended September 30, 1999 and 1998 are gains of $28,783 and $7,901, resulting from the early call of certain debt securities. Gains (losses) from early calls for the third quarters of 1999 and 1998 totaled $(1,195) and $3,589, respectively. Additionally, during 1999 and 1998, the Company recorded gains from the sale of a mutual fund investment purchased in 1995. In late 1995 and throughout 1996, the Company invested a total of $1,000,000 in a mutual fund comprised of regional bank stocks. With the banking consolidation and strong market performance by regional banks which occurred from 1995 to 1998, this fund appreciated significantly. By year-end 1996, the fund had appreciated to $1,215,719. By June 1997, the fund had appreciated further to $1,446,915, and shortly thereafter, the Company sold a portion of the fund to invest $450,000 in a similar fund, recording a gain of $170,483 in the process. During the first quarter of 1998, the Company sold $330,000 of the fund investment and injected the proceeds into Palmer Bank to increase its capital, recording a $134,428 gain on the sale. In the second quarter of 1998, the Company sold an additional $375,000 of the fund, again injecting the proceeds into Palmer Bank to increase its capital, recording a gain of $169,614. In the third quarter of 1999, the Company sold the remaining portion of its initial mutual fund investment, recording a gain of $187,565 thereon. The net proceeds of $590,023 were used to pay off the Company's short-term line of credit. The remaining mutual fund investment is included in the Company's available-for-sale securities and, at September 30, 1999, had a fair value and amortized cost of $474,377 and $461,274, respectively.

NONINTEREST EXPENSE

     Noninterest expense for the first nine months of 1999 increased $1,704,878 (46.77%) to $5,349,950 from the $3,645,072 recorded for the first nine months of 1998. Noninterest expense for the third quarter of 1999 increased $563,842 (46.79%) to $1,768,897 from the $1,205,055 recorded for the third quarter of 1998. Of these increases in noninterest expenses, $1,126,904 for the first nine months of 1999 and $394,258 for the third quarter of 1999 were attributable to Shipman, which had the following noninterest expense components for these periods:


                                                              First Nine             Third
                                                              Months of             Quarter
                                                                1999                 1999
                                                             -----------           ---------
                  Salaries and employee benefits             $   560,785             204,925
                  Occupancy and equipment expense                152,273              52,648
                  Postage, printing and supplies                  57,267              26,156
                  Amortization of intangible assets               98,970              37,709
                  Other noninterest expense                      257,609              72,820
                                                              ----------             -------
                                                             $ 1,126,904             394,258
                                                               =========             =======

     Excluding Shipman's noninterest expenses, the Company's noninterest expenses for the first nine months and third quarter of 1999 increased $577,974 and $169,584, respectively, when compared with the corresponding periods of 1998. Salaries and employee benefits increased $214,576 and $54,679 during the first nine months and third quarter of 1999, respectively, over the expenses incurred in the corresponding periods for 1998, due primarily to normal merit increases.

Occupancy and equipment expenses increased $172,100 and $49,452 during the first nine months and third quarter of 1999, respectively, over the expenses incurred in the corresponding periods for 1998, due to the increased equipment purchased in 1998 to convert all of the Banks to a new in-house computer system. Legal and professional fees increased $57,822 and $5,941 during the first nine months and third quarter of 1999, respectively, over the expenses incurred in the corresponding periods of 1998, due to costs incurred in consolidating the activities of the Company's acquisitions.

INCOME TAXES

     Applicable income taxes for the first nine months of 1999 increased $82,389 (13.52%) to $691,722 from the $609,333 recorded for the first nine months of 1998. The effective tax rates for the first nine months of 1999 and 1998 were 28.42% and 27.07%, respectively. Applicable income taxes for the third quarter of 1999 increased $104,514 (49.66%) to $314,993 from the $210,479 recorded for the third quarter of 1998. The effective tax rates for the third quarters of 1999 and 1998 were 26.03% and 27.78%, respectively. The changes in the levels of effective tax rates related primarily to the level of state tax-exempt U.S. agency securities on hand and the interest earned on the securities for the particular periods.

FINANCIAL CONDITION

     The Company's total assets decreased $5,470,555 (2.06%) to $260,584,724 at September 30, 1999, from $266,055,279 at December 31, 1998. This decrease was due primarily to a reduction of deposits.

     Total deposits decreased $10,275,262 (4.47%) to $219,650,674 at
September 30, 1999 from $229,925,936 at December 31, 1998. Total deposits at December 31, 1998 included a high-level of public funds (particularly from Macoupin County), and an increased deposit level resulting from the timing of social security deposits. These social security deposits are normally paid on the third day of each month; however, when the third day is a nonbusiness day (as was January 3, 1999), the payments revert back to the previous business day, which in this case was December 31, 1998.

Short-term borrowings increased $4,021,545 (89.38%) to $8,520,962 at September 30, 1999 from $4,499,417 at December 31, 1998. These balances tend to have significant fluctuations depending upon the cash levels of the customers which use the cash management facilities of the Carlinville Bank through the purchase of securities under repurchase agreements. The level of Federal funds sold generally tracks with the level of securities sold under repurchase agreements; however, Federal funds sold actually decreased $15,003,000 (93.79%) at September 30, 1999 to $994,000 from $15,997,000 at
December 31, 1998. Federal funds sold levels were inflated at December 31, 1998 by the increased level of deposits resulting from the timing of social security deposits. Additionally, excess Federal funds were used to fund loan growth and additional investment security purchases.

Investment securities increased $4,404,642 (5.95%) to $78,390,869 at September 30, 1999 from $73,986,227 at December 31, 1998. Proceeds from maturities and calls of and principal payments on debt securities were $16,598,243 for the first nine months of 1999, while new investments purchased in the first nine months of 1999 totaled $23,673,348. The total fair value of the Company's investment portfolio at September 30, 1999 was approximately $78,342,000, or 99.94% of the portfolio's book value on that date. The market valuation of the Company's investment securities portfolio at December 31, 1998 was 100.5% of the portfolio's book value. The Company experienced a decline in the fair value of its available-for-sale securities during the first nine months and third quarter of 1999, as the market valuations for such securities during these periods declined $2,096,726 and $349,237, respectively, resulting from a shift in the volatile bond market. The majority of this market decline occurred near the end of the second quarter in conjunction with speculation as to the Federal Reserve's expected increase in interest rates (which occurred on June 30, 1999, and again on August 24, 1999). This decline also affected accumulated other comprehensive income, as the net decline in market valuation of available-for-sale securities is included, net of related tax, in accumulated other comprehensive income within the Company's stockholders' equity.

     Total loans increased $6,803,055 (4.44%) to $159,983,124 at September 30, 1999 from $153,180,069 at December 31, 1998. Given the Company's concentration of agricultural loans, the level of agricultural production loans generally increases throughout the year, until crops and livestock are sold late in the year.

     The Company's capitalization remained at a strong level at September 30, 1999. Total capital was $27,395,327 or 10.51% of total assets at September 30, 1999, as compared with 10.43% at December 31, 1998.

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

     As of September 30, 1999, the Company and each of its banking subsidiaries were in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with risk-based capital guidelines. The Company's Tier 1, Total Capital and Leverage Ratios were 13.64%, 14.43% and 9.10%, respectively, at September 30, 1999.

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


                                                             MINIMUM CAPITAL RATIOS
                                                --------------------------------------------
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

     * A critically undercapitalized institution is defined as having a tangible equity to total assets ratio of 2% or less

     Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver of the institution. The capital category of an institution also determines in part the amount of the premiums assessed against the institution for FDIC insurance. At September 30, 1999, each of the Company's banking subsidiaries were considered "well capitalized."

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

      Liquidity is primarily provided to the Company through earning assets, including Federal funds sold and maturities and principal payments in the investment portfolio, all funded through continued deposit growth. Secondary sources of liquidity available to the Company include the sale of securities included in the available-for-sale category (with a carrying value of $69,065,575 at September 30, 1999), and borrowing capabilities through the Federal Reserve Bank's seasonal borrowing privilege of $4.1 million maintained at the Carlinville Bank. Additionally, maturing loans also provide liquidity on an ongoing basis. Accordingly, the Company believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand. The Company also maintains a short-term line of credit with an unaffiliated financial institution of $2,500,000, of which the entire amount was available at September 30, 1999.

      Each of the Company's banking subsidiaries controls its own asset/liability mix within the constraints of its individual policies and loan and deposit structure, with overall guidance from the Company.

      The asset/liability management process, which involves structuring the consolidated balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimizing the effect of fluctuating interest rates on net interest income. The following table reflects the Company's consolidated interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of September 30, 1999, individually and cumulatively, through various time horizons (in thousands of dollars):


                                                           Remaining Maturity if Fixed Rate;
                                               Earliest Possible Repricing Interval if Floating Rate
                                        --------------------------------------------------------------------
                                           3             Over 3         Over 1
                                         months          months         year
                                           or            through       through         Over 5
                                          less          12 months      5 years         years         Total
                                       ----------       ---------      -------        -------        -----
Interest-earning assets:
   Loans                                $  41,786      $  37,288      $  76,167      $   4,448     $ 159,689
   Investment securities                    2,308          4,467         36,050         35,566        78,391
   Other interest-earning assets            1,069            -              -              -           1,069
                                        ---------      ---------      ---------      ---------     ---------
     Total interest-earnings assets     $  45,163      $  41,755      $ 112,217      $  40,014     $ 239,149
                                        =========      =========      =========      =========     =========
Interest-bearing liabilities:
   Savings, and interest bearing
     transaction accounts               $  63,308      $    -         $   -          $    -        $  63,308
   Time certificates of deposit of
     $100,000 or more                       9,002          7,662          2,403           -           19,067
   All other time deposits                 23,229         63,739         29,756           -          116,724
   Nondeposit interest-bearing
     liabilities                            8,521             62            295          2,145        11,023
                                        ---------      ---------      ---------      ---------     ---------
     Total interest-bearing
       liabilities                      $ 104,060      $  71,463      $  32,454      $   2,145     $ 210,122
                                        =========      =========      =========      =========     =========
Gap by period                           $ (58,897)     $ (29,708)     $  79,763      $  37,869     $  29,027
                                        =========      =========      =========      =========     =========
Cumulative gap                          $ (58,897)     $ (88,605)     $  (8,842)     $  29,027     $  29,027
                                        =========      =========      =========      =========     =========
Ratio of interest-sensitive
   assets to interest-sensitive
   liabilities                              0.43x          0.58x          3.46x         18.65x          1.14x
                                        ========       ========       ========       ========      =========
Cumulative ratio of interest-
   sensitive assets to interest-
   sensitive liabilities                    0.43x          0.50x          0.96x          1.14x          1.14x
                                        ========       ========       ========       ========      =========

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

     The Company has also tested vault doors, alarm systems, networks, etc. and is not aware of any significant problems with such systems.

     The Company decided to consolidate computer processing among its three banks and benefit from economies of scale and from savings derived through conversion to check imaging. In the process, Year 2000 testing on new equipment was actually simplified. Costs specific to Year 2000 remediation and testing were not material. At the present time, no situations that will require material cost expenditures to become fully compliant have been identified. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

     It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers, and even the possible loss of electric power or phone service; however, such costs could be substantial.

     The Company is committed to a plan for achieving compliance, focusing not only on its own data processing systems, but also on its loan customers. The management committee has taken steps to educate and assist its customers with identifying their Year 2000 compliance problems. In addition, the management committee has proposed policy and procedure changes to help identify potential risks to the Company and to gain an understanding of how customers are managing the risks associated with the Year 2000. The Company continues to assess the impact, if any, the Year 2000 will have on its credit risk and loan underwriting.

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

         The accounting for changes in the fair value of a derivative (that is, the gains and losses) depends on the intended use of the derivative and the resulting designation. The Company and the Banks have not engaged in any hedging activities during the three months ended March 31, 1999 and 1998. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

         FAS 133 was originally supposed to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, the FASB has deferred this effective date for an additional year. Company management believes the implementation of FAS 133 will not have a material impact on the Company's consolidated financial position, results of operations, or liquidity. At September 30, 1999, the only financial instruments meeting the above definition of a derivative instrument are fixed rate loan commitments and standby letters of credit. The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments, and the present credit worthiness of such counterparties. The Company believes such commitments have been made on terms which are competitive in the markets in which it operates and are relatively short-term in nature; however, no premium or discount is offered thereon and, accordingly, the Company has not assigned a value to such instruments.

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

RECENT REGULATORY DEVELOPMENTS

     PENDING LEGISLATION. On November 12, 1999, the President signed legislation that will allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

     National banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

     At this time, the Company is unable to predict the impact the Act may have on the Company and its subsidiaries.

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

                               CARLINVILLE NATIONAL BANK SHARES, INC.
                               (Registrant)

                               /s/James T. Ashworth
                               -----------------------------------------------
                               James T. Ashworth
                               President and Principal Executive, Financial and Accounting Officer

Date:  November 12, 1999